Form 10-Q
period 1996-03-31
RESOURCES ACCRUED MORTGAGE INVESTORS 2 LP
filed 1996-05-15
CIK 804671

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to ____________

                         Commission file number 0-16856


                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.
             (Exact name of registrant as specified in its charter)


        Delaware                                           13-3368726
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


411 West Putnam Avenue    Greenwich, CT                       06830
(Address of principal executive offices)                    (Zip Code)


                                 (203) 862-7000
              (Registrant's telephone number, including area code)



              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [ X ]   No [   ]

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.


                           FORM 10-Q - MARCH 31, 1996




                                      INDEX



PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

       BALANCE SHEETS - March 31, 1996 and December 31, 1995


       STATEMENTS OF OPERATIONS - For the three months ended
           March 31, 1996 and 1995


       STATEMENT OF PARTNERS' EQUITY - For the three months ended
           March 31, 1996


       STATEMENTS OF CASH FLOWS - For the three months ended
           March 31, 1996 and 1995


       NOTES TO FINANCIAL STATEMENTS

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                                 BALANCE SHEETS

                                                           March 31,      December 31,
                                                             1996             1995
                                                          ------------    ------------
ASSETS

     Investment in mortgage loans (net of allowance for
        loan losses of $10,618,380) ...................   $ 16,900,166    $ 16,511,153
     Cash and cash equivalents ........................      2,825,738       2,835,755
                                                          ------------    ------------

             Total assets .............................   $ 19,725,904    $ 19,346,908
                                                          ============    ============


LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Accounts payable and accrued expenses ............   $     94,151    $    100,578
                                                          ------------    ------------


Commitments and contingencies

Partners' equity
     Limited partners' equity (187,919 units issued
        and outstanding) ..............................     19,874,741      19,498,954
     General partners' deficit ........................       (242,988)       (252,624)
                                                          ------------    ------------

            Total partners' equity ....................     19,631,753      19,246,330
                                                          ------------    ------------

                                                          $ 19,725,904    $ 19,346,908
                                                          ============    ============

See notes to financial statements.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                            STATEMENTS OF OPERATIONS

                                                        For the three months ended
                                                                 March 31,
                                                        --------------------------
                                                            1996          1995
                                                          --------      --------
Revenues
     Mortgage interest income ......................      $389,013      $349,579
     Short term investment interest ................        28,978        32,646
     Other income ..................................         8,858         6,550
                                                          --------      --------

                                                           426,849       388,775
                                                          --------      --------

Costs and expenses
     General and administrative expenses ...........        41,426        49,726
                                                          --------      --------

Net income .........................................      $385,423      $339,049
                                                          ========      ========


Net income attributable to
     Limited partners ..............................      $375,787      $330,573
     General partners ..............................         9,636         8,476
                                                          --------      --------

                                                          $385,423      $339,049
                                                          ========      ========

Net income per unit of limited partnership
     interest (187,919 units outstanding) ..........      $   2.00      $   1.76
                                                          ========      ========

See notes to financial statements.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          STATEMENT OF PARTNERS' EQUITY

                                           General       Limited         Total
                                          Partners'      Partners'     Partners'
                                           Deficit        Equity        Equity
                                         -----------    -----------   -----------
 Balance, January 1, 1996 ............   $  (252,624)   $19,498,954   $19,246,330

 Net income for the three months ended
      March 31, 1996 .................         9,636        375,787       385,423
                                         -----------    -----------   -----------

 Balance, March 31, 1996 .............   $  (242,988)   $19,874,741   $19,631,753
                                         ===========    ===========   ===========


See notes to financial statements.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                            STATEMENTS OF CASH FLOWS

                                                        For the three months ended
                                                                 March 31,
                                                        --------------------------
                                                           1996            1995
                                                        -----------    -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities

     Net income .....................................   $   385,423    $   339,049

     Adjustments to reconcile net income to
        net cash used in operating activities
            Non-cash revenue earned on mortgage loans      (389,013)      (349,579)

     Changes in assets and liabilities
        Accounts payable and accrued expenses .......        (6,427)         9,855
                                                        -----------    -----------

            Net cash used in operating activities ...       (10,017)          (675)
                                                        -----------    -----------

Net decrease in cash and cash equivalents ...........       (10,017)          (675)

Cash and cash equivalents, beginning of period ......     2,835,755      2,498,622
                                                        -----------    -----------

Cash and cash equivalents, end of period ............   $ 2,825,738    $ 2,497,947
                                                        ===========    ===========

See notes to financial statements.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investors 2 L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Investments in mortgage loans

         The Partnership principally invested in "zero coupon" senior and junior mortgage loans on properties owned or acquired by limited partnerships originally sponsored by affiliates of the General Partners. These loans generally contained provisions whereby the Partnership may be entitled to additional interest represented by participation in the appreciation of the underlying property.

         The Partnership accounts for its investments in mortgage loans under the following methods:

              Investment method

              Mortgage loans representing transactions in which the Partnership is considered to have substantially the same risks and potential rewards as the borrower are accounted for as investments in real estate rather than as loans. Although the transactions are structured as loans, due to the terms of the zero coupon mortgage, it is not readily determinable at inception that the borrower will continue to maintain a minimum investment in the property. Under this method of accounting, the Partnership will recognize as revenue the lesser of the amount of interest as contractually provided for in the mortgage loan, or its pro rata share of the actual cash flow from operations of the underlying property inclusive of depreciation and interest expense on any senior indebtedness. None of the Partnership's mortgage loans are currently recognizing revenue under the investment method.

              Interest method

              Under this method of accounting, the Partnership recognizes revenue as interest income over the term of the mortgage loan so as to produce a constant periodic rate of return. Interest income will not be recognized as revenue during periods where there are concerns about the ultimate realization of the interest or loan principal.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each of the mortgages in the Partnership's portfolio. In performing this review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of March 31, 1996.

         The allowance is inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide for additional losses in subsequent years and such provisions could be material.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Managing General Partner of the Partnership, RAM Funding, Inc., is a wholly-owned subsidiary of Presidio Capital Corp. ("Presidio"). As of February 28, 1995, the Associate General Partner of the Partnership is Presidio AGP Corp., a Delaware Corporation ("Presidio AGP"), which is also a wholly-owned subsidiary of Presidio. The general partners and certain affiliates of the general partners, are general partners in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may be in the future, in direct competition with the Partnership. Wexford Management LLC, a company controlled by certain officers and directors of Presidio, performs management and administrative services for Presidio and its direct and indirect subsidiaries as well as the Partnership. During the three months ended March 31, 1996, reimbursable expenses to Wexford by the Partnership amounted to $13,326. Wexford Management LLC is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

         The Partnership has invested principally in mortgage loans on properties owned or acquired by privately syndicated limited partnerships which are controlled by Presidio. Transactions entered into between the Partnership and such entities are subject to inherent conflicts of interest.

         The General Partners are allocated 2.5% of the net income or loss of the Partnership and are entitled to 2.5% of distributions. The 2.5% shall be apportioned 98% to the Managing General Partner and 2% to the Associate General Partner. For the quarters ended March 31, 1996 and 1995, the Managing General Partner and Associate General Partner were allocated net income of $9,443 and $193, and $8,306 and $170, respectively.

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES

         The Partnership invests in zero-coupon, nonrecourse senior and junior mortgage loans. Collection of the amounts due on the Partnership's junior mortgage loans is solely dependent upon the sale or refinancing of the underlying properties at amounts sufficient to satisfy the Partnership's mortgage notes after payment of the senior mortgage notes owned by unaffiliated third parties.

         One of the properties, the Promenade Shops Shopping Center, to which the Partnership has made a mortgage loan, defaulted on its first mortgage. In June, 1992 the first mortgage holder concluded foreclosure proceedings and took title to Promenade shops. Management had previously fully reserved its loan relating to this property and has not been accruing any interest income for this property since 1990. In light of the aforementioned event, in 1992 the Partnership wrote off this loan completely.

         The property securing the Harborista loan is encumbered by a first mortgage which matured in December 1995. Based on information about the current cash flow from the building and the condition of the Boston real estate market, and the likelihood that the public works construction which has adversely affected the building would continue for some time, there was a substantial likelihood that the owner of the property would not be able to refinance the first mortgage when it matured in December 1995. For these reasons, during 1993 management determined that an allowance for loan losses in the amount of $10,618,380 was necessary for the entire carrying value of the Harborista loan. In December 1995 the first mortgage was extended, as was the Partnership's mortgage, until December 1999.

         All of the Partnership's mortgage notes, with the exception of the Harborista Loan, contain a provision which requires the borrowers to provide current appraisals based upon certain conditions or in some cases upon request.

         The Partnership has requested current appraisals from Twin Oak Plaza Associates ("Twin Oak"), High Cash Partners, L.P. ("High Cash"), each of whose general partners are affiliated with the Managing General Partner of the Partnership. Additionally, all of the loans, with the exception of the Harborista Loan, contain a provision that requires that if the appraisal indicates that the value of all indebtedness senior to and including the Partnership's loan, taking into account principal plus accrued interest in excess of 5% per annum, exceeds 85% of the then current appraisal, the borrower must repay the indebtedness to a point where the 85% loan to value ratio is restored. The Twin Oak and High Cash borrowers may not have sufficient assets available to restore the 85% loan to value ratio. The Twin Oak borrower is currently failing this test. The Partnership will not take action against Twin Oak at this time, as there is not an adequate remedy. By the Partnership calling its loan, Twin Oak would most likely seek protection under Chapter 11 of the United States Bankruptcy Code. Since the estimated market value of the property is currently approximately equal to the first mortgage plus the carrying value of the Partnership's mortgage, by calling its loan, the Partnership would jeopardize its potential for realizing the full contractual value of the Twin Oak loan.

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         While there are risks inherent in a zero-coupon nonrecourse senior or junior mortgage loan portfolio, the above described provisions were intended to provide some mitigation of these risks. However, in the event a borrower is required to make a payment under such loan provisions, there can be no assurance that the borrower will be able to make such payments.

         Harborista loan

         On December 13, 1991 a Summons and Complaint was issued by 470 Atlantic Management Corp. ("470"), the master lessee of the Harbor Plaza Office Building (the "Property"). The defendants in the lawsuit were Harborista Associates L.P., the mortgagee ("Harborista Borrower"), Harbor Plaza Property Credit Corp., an unsecured lender to Harborista Associates, L.P., which is also an affiliate of Presidio and Northwestern Mutual Life Insurance Co. ("Northwestern") the holder of the first mortgage. The Partnership was not named as a defendant in this lawsuit. In its complaint, 470 requested a declaratory judgment that a Substantial Taking (as defined in the Master Lease) of the Property had occurred, thus permitting 470 to terminate their Master Lease.

         Since June 1993, Northwestern and 470 had held private discussions with the aim of settling this matter out of court. Court action had been stayed pending these discussions.

         In December 1995, this litigation was settled. As part of the settlement, the Partnership received a payment of $341,038 in exchange for, among other things, extending its mortgage until 1999 and subordinating its lien to any new monies invested in the property.

         Twin Oak loan

         The first mortgage on this property, which is held by an unaffiliated third party, was due to mature on July 1, 1993, however, during 1993, this loan was extended for three years until July 1, 1996. The terms and conditions of the extension are essentially the same as the original loan. Currently, the Twin Oak borrower is negotiating with the first mortgagor for a second extension. It is not possible to predict what the impact to the Partnership will be if Twin Oak is not able to successfully negotiate this extension. In January 1995, the Partnership

4 INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued) ceased accruing interest on this loan due to the fact that McCrory, a tenant occupying approximately 13% of the space, filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. McCrory petitioned the Court to terminate its lease and vacated the premises in March 1995. This property is being closely monitored in order to determine if a reserve is required. As of March 31, 1996, the McCrory space is still vacant.

         Management has determined no additional allowance for loan loss is required for the quarter ended March 31, 1996.

         Information with respect to the Partnerships' mortgage loans is summarized as follows:

         Interest recognized by year for each mortgage loan is as follows:

                                                                March 31,
                                                           ---------------------
                   Description                               1996        1995
         ------------------------------                    --------    ---------
         Shopping Center
             Sierra Marketplace (a), (b)
             Reno, Nevada                                  $389,013     $349,579
                                                           ========     ========

         (a)  This loan is accounted for under the interest method.

         (b) The Partnership may be entitled to additional interest in the appreciation of this property which is subordinated to a specified return to the Borrower. It is unlikely that the Partnership will realize any additional interest from this loan.

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                          NOTES TO FINANCIAL STATEMENTS

4 INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)


                                                                                           Mortgage      Mortgage      Mortgage
                                    Interest  Compound             Loan      Maturity       Amount      Purchased      Placement
Description                          Rate %   Period    Type       Date        Date        Advanced      Interest        Fees
- - -----------                          ------   ------    ----       ----        ----        --------      --------        ----
Office Building
  Harbor Plaza                       13.307   Monthly    2nd     13-Feb-89    1-Dec-98    $10,000,000     $23,513      $594,867
  Boston, Mass (a)

Shopping Centers
  Promenade (b)                      12.950   Monthly    2nd     18-Apr-89    30-Apr-01     5,600,000          -        332,344
  North Miami Beach, Florida

  Sierra Marketplace (b) (c)         11.220   Monthly    1st     10-Feb-89    28-Feb-01     6,500,000          -        385,757
  Reno, Nevada

  Twin Oak (b)                       12.280   Annually   2nd     3-Apr-90      1-May-02     1,200,000          -         71,218
  Ft. Lauderdale, Florida
                                                                                          -----------     -------    ----------
                                                                                          $23,300,000     $23,513    $1,384,186
                                                                                          ===========     =======    ==========

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                          NOTES TO FINANCIAL STATEMENTS

4 INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)


                                    Interest recognized
                                    -------------------                                   Carrying value
                                                                                     -------------------------
                                    March 31,    1995 and          Reserves/         March 31,       March 31,
Description                           1996        Prior           Write-offs           1996            1995
- - -----------                           ----        -----           ----------           ----            ----
Office Building
  Harbor Plaza                      $    -      $    -           $(10,618,380)      $      -        $       -
  Boston, Mass (a)

Shopping Centers
  Promenade (b)                     (e)          1,399,553         (7,331,897)             -            (e)
  North Miami Beach, Florida

  Sierra Marketplace (b) (c)         389,013     6,018,102               -           14,748,488       14,359,475
  Reno, Nevada

  Twin Oak (b)                           -         880,460               -            2,151,678        2,151,678
  Ft. Lauderdale, Florida
                                    --------    ----------       ------------       -----------      -----------
                                    $389,013    $8,298,115       $(17,950,277)      $16,900,166      $16,511,153
                                    ========    ==========       ============       ===========      ===========

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                          NOTES TO FINANCIAL STATEMENTS

4 INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)


                                                   (d)
                                           Contractual balance
                                         ---------------------------
                                         March 31,         March 31,
Description                                1996              1995
- - -----------                                ----              ----
Office Building
  Harbor Plaza                           $25,703,000      $24,866,545
  Boston, Mass (a)

Shopping Centers
  Promenade (b)                                                (e)
  North Miami Beach, Florida

  Sierra Marketplace (b) (c)               14,428,041     14,030,786
  Reno, Nevada

  Twin Oak (b)                              2,401,220      2,329,981
  Ft. Lauderdale, Florida
                                          -----------    -----------
                                          $42,532,261    $41,227,312
                                          ===========    ===========


(a)  This loan is accounted for under the investment method.

(b)  These loans are accounted for under the interest method.

(c) The Partnership may be entitled to additional interest in the appreciation of the property which is subordinated to a specified return to the borrower. It is unlikely that the Partnership will realize any additional interest from this loan.

(d) Contractual balance represents the amount that would be paid by the borrower if the loan was liquidated (principal plus accrued interest earned to date). These amounts are given for informational purposes only.

(e)  The first mortgage holder foreclosed on this property in June, 1992.

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         A summary of mortgage activity is as follows:

                                               March 31, 1996                         December 31, 1995
                                    -------------------------------------  -------------------------------------
                                    Investment    Interest                  Investment    Interest
                                      Method       Method        Total        Method       Method        Total
                                    -----------  -----------  -----------  -----------   ----------  -----------
         Opening balance            $    -       $16,511,153  $16,511,153  $    -       $15,055,537  $15,055,537
         Income recognized                           389,013      389,013                 1,455,616    1,455,616
         Allowance for loan losses       -              -            -          -              -            -
                                    -----------  -----------  -----------  -----------   ----------  -----------

         Ending balace              $    -       $16,900,166  $16,900,166  $    -       $16,511,153  $16,511,153
                                    ===========  ===========  ===========  ===========  ===========  ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         The Partnership invested the net proceeds of its public offering in "zero coupon" first and junior mortgage loans secured by properties owned principally by privately and publicly syndicated limited partnerships originally sponsored by affiliates of the general partners. The initial admission of limited partners occurred on June 1, 1988 and as of the termination of its offering on September 20, 1989 the Partnership had raised gross proceeds of $46,979,750. Since all gross proceeds that were raised had not been invested or committed for investment, the Partnership was obligated under the terms of the Prospectus to return such uninvested funds. The Managing General Partner distributed these proceeds in the amount of $19,263,445 in August, 1990. This represented a return of capital of $90.06 per unit and an allocation of interest earned on uninvested gross proceeds, ranging from $6.42 per unit to $17.90 per unit depending on the date of admission. Additionally, the Partnership made a second related distribution of $606,978, or $3.23 per unit, on October 30, 1990.

         The Partnership invested in four Mortgage Loans aggregating approximately $23,300,000 in principal. In June, 1992 the Partnership lost its investment in the Promenade Loan with original loan proceeds of $5,600,000 leaving an aggregate of original investments of approximately $17,700,000 at March 31, 1996.

         The Partnership uses working capital reserves provided from the proceeds of its public offering and subsequent settlement amounts, and interest earned thereon as its primary measure of liquidity. The Partnership does not anticipate making any distributions from cash flow during its first 8 to 12 years of operations, or until such time as the mortgage loans mature or are prepaid. Working capital reserves are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. As of March 31, 1996, the Partnership had working capital reserves of approximately $2,800,000.

         A portion of the Partnership's Proof of Claim was allowed by the Bankruptcy Court in the amount of $691,791. A cash distribution of approximately 35.8 percent or $247,613 was made to the the Partnership in full settlement of this claim. The Managing General Partner has added this amount to the Partnership's working capital reserves.

         In February 1995, the Partnership entered into an agreement in principle which was consummated in accordance with its terms in December 1995, resulting in a payment to the Partnership of approximately $341,038 from the master lessee of Harbor Plaza. See "Results of operations," below. The Managing General Partner is evaluating whether or not to retain the funds in reserve. Except as discussed above, management is not aware of any other known trends, events, commitments, or uncertainties that will have a significant impact on liquidity.

         Real Estate Market

         The real estate market continues to suffer from the effects of the recession which included a substantial decline in the market value of existing properties. Market values have been slow to recover, and while the pace of new construction has slowed, high vacancy rates continue to exist in many areas. These factors may continue to reduce rental rates. As a result, the Partnership's potential for realizing the full value of its investment in mortgages is considered unlikely.

         Results of operations

         An allowance for loan losses is established based upon a quarterly review of each of the mortgage loans in the Partnership's portfolio. In performing the review, management considered the estimated net realizable value of the property or collateral as well as other factors, such as the current occupancy, the amount and status of senior debt, if any, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projection of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying values as of March 31, 1996. No additional reserves were necessary for the year ended March 31, 1996.

         The allowance is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide additional losses in subsequent years and such provisions could be material.

         In December, 1991, 470 Atlantic Management Corp.("470") the Master Lessee of the Harbor Plaza Office Building in Boston, Massachusetts ("Harbor Plaza"), issued a Summons and Complaint requesting a judgment that the property be condemned due to recent municipal projects on the site. Based upon information that the current cash flow from Harbor Plaza was far below the amount of payments due under the Master Lease, the condition of the Boston real estate market and the likelihood that the public works construction which has adversely affected Harbor Plaza would continue for some time, there was a substantial likelihood that the Harborista Borrower would not be able to refinance the Mortgage when it matured. For these reasons, in June, 1993 management decided to cease accruing interest and to fully reserve the entire carrying value of the Harborista loan. In February 1995, 470 and the Partnership consummated an agreement which, among other things, provided the Partnership with a cash payment of $341,038, required the Partnership to subordinate its lien to any new monies invested in Harbor Plaza and required that the first mortgage be extended until 1999.

         Net income increased during the first quarter of 1996 in comparison with the same period in the prior year. The increase is due to an increase in revenues coupled with a decrease in expenses for the three months ended March 31, 1996 compared to 1995.

         Revenues increased for the quarter ended March 31, 1996 versus 1995 as a result of increases in other income and mortgage interest income, partially offset by a decrease in short term investment interest income. Other income increased primarily due to an increase in transfer fee income. Mortgage interest income increased as a result of the increase in the contractual value of the Sierra loan (due to the deferral of interest) on which the mortgage interest income is calculated. Interest income decreased as compared to the prior year primarily due to a decrease in interest rates for the quarter ended March 31, 1996 compared to 1995.

         Costs and expenses decreased for the quarter ended March 31, 1996 compared to 1995 due to a decrease in general and administrative expenses. General and administrative expenses decreased primarily due to a decrease in payroll costs for the first quarter of 1996 versus 1995.

         Inflation

         Inflation has not had a material effect on the Partnership's operations or financial condition during the last three years and is not expected to have a material effect in the future.

PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K



(a)      Exhibits:         None

(b)      Reports on Form 8-K:     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      RESOURCES ACCRUED MORTGAGE
                                      INVESTORS 2 L.P.

                                      By:      RAM Funding, Inc.
                                               Managing General Partner




Dated:     May 15, 1996               By:      /s/ Frederick Simon
                                               -------------------
                                               Frederick Simon
                                               President
                                               (Duly Authorized Officer)



Dated:     May 15, 1996               By:      /s/ Jay L. Maymudes
                                               -------------------
                                               Jay L. Maymudes
                                               Vice President, Secretary and
                                               Treasurer
                                               (Principal Financial and
                                               Accounting Officer)