Form 10-Q
period 1996-06-30
RESOURCES ACCRUED MORTGAGE INVESTORS 2 LP
filed 1996-08-14
CIK 804671

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996

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

                            FORM 10-Q - JUNE 30, 1996




                                      INDEX



PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

       BALANCE SHEETS - June 30, 1996 and December 31, 1995


       STATEMENTS  OF  OPERATIONS - For the three months ended June 30, 1996 and
           1995 and the six months ended June 30, 1996 and 1995


       STATEMENT OF PARTNERS' EQUITY - For the six months ended June 30, 1996


       STATEMENTS OF CASH FLOWS - For the six months ended June 30, 1996 and
           1995


       NOTES TO FINANCIAL STATEMENTS

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                                 BALANCE SHEETS

                                                               June 30,      December 31,
                                                                1996             1995
                                                            ------------    ------------
ASSETS
     Investment in mortgage loans (net of allowance for
        loan losses of $12,133,380 and $10,618,380) ......  $ 15,784,718    $ 16,511,153
     Cash and cash equivalents ...........................     2,824,214       2,835,755
                                                            ------------    ------------

                                                            $ 18,608,932    $ 19,346,908
                                                            ============    ============


LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Accounts payable and accrued expenses ...............  $     99,750    $    100,578
                                                            ------------    ------------



Commitments and contingencies

Partners' equity
     Limited partners' equity (187,919 units issued
        and outstanding) .................................    18,780,235      19,498,954
     General partners' deficit
                                                                (271,053)       (252,624)

            Total partners' equity .......................    18,509,182      19,246,330
                                                            ------------    ------------

                                                            $ 18,608,932    $ 19,346,908
                                                            ============    ============

See notes to financial statements.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                            STATEMENTS OF OPERATIONS

                                                                    For the three months ended            For the six months ended
                                                                              June 30,                            June 30,
                                                                   -----------------------------       -----------------------------
                                                                        1996             1995               1996              1995
                                                                   -----------       -----------       -----------       -----------
Revenues
     Mortgage interest income ...............................      $   399,552       $   359,048       $   788,565       $   708,627

     Short term investment interest .........................           23,529            27,376            52,507            60,022
     Other income ...........................................            7,590             5,100            16,448            11,650
                                                                   -----------       -----------       -----------       -----------
                                                                       430,671           391,524           857,520           780,299
                                                                   -----------       -----------       -----------       -----------

Costs and expenses
     Write-down for loan losses .............................        1,515,000              --           1,515,000              --
     General and administrative expenses ....................           38,242            49,323            79,668            99,049

                                                                     1,553,242            49,323         1,594,668            99,049
                                                                   -----------       -----------       -----------       -----------
Net (loss) income ...........................................      $(1,122,571)      $   342,201       $  (737,148)      $   681,250
                                                                   ===========       ===========       ===========       ===========


Net (loss) income attributable to
     Limited partners .......................................      $(1,094,507)      $   333,646       $  (718,719)      $   664,219
     General partners .......................................          (28,064)            8,555           (18,429)           17,031
                                                                   -----------       -----------       -----------       -----------
                                                                   $(1,122,571)      $   342,201       $  (737,148)          681,250
                                                                   ===========       ===========       ===========       ===========

Net (loss) income per unit of limited partnership
     interest (187,919 units outstanding) ...................      $     (5.82)      $      1.78       $     (3.82)       $     3.53
                                                                   ===========       ===========       ===========       ===========

See  notes to financial statements.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          STATEMENT OF PARTNERS' EQUITY



                                         General        Limited         Total
                                        Partners'       Partners'      Partners'
                                         Deficit        Equity          Equity
                                     ------------    ------------    -----------
Balance, January 1, 1996 .........   $  (252,624)   $ 19,498,954   $ 19,246,330

 Net loss for the six months ended
      June 30, 1996 ..............       (18,429)       (718,719)      (737,148)
                                     ------------    ------------    -----------
 Balance, June 30, 1996 ..........   $  (271,053)   $ 18,780,235   $ 18,509,182
                                     ===========    ============   ============

See notes to financial statements.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                            STATEMENTS OF CASH FLOWS


                                                      For the six months ended
                                                               June 30,
                                                     --------------------------
                                                         1996           1995
                                                     -----------    -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS
Cash flows from operating activities

     Net (loss) income ............................  $  (737,148)   $   681,250


     Adjustments to reconcile net income to
        net cash used in operating activities
          Non-cash revenue earned on mortgage loans     (788,565)      (708,627)
          Write-down for loan losses ..............    1,515,000           --


     Changes in assets and liabilities
        Accounts payable and accrued expenses .....         (828)        22,833
                                                     -----------    -----------

          Net cash used in operating activities ...      (19,131)        (4,544)
                                                     -----------    -----------


Net decrease in cash and cash equivalents .........      (19,131)        (4,544)


Cash and cash equivalents, beginning of period ....    2,835,755      2,498,622
                                                     -----------    -----------

Cash and cash equivalents, end of period ..........  $ 2,824,214    $ 2,494,078
                                                     ===========    ===========

See notes to financial statements.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS



1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investors 2 L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         An allowance for loan losses is established based upon a quarterly review of each of the mortgages in the Partnership's portfolio. In performing this review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of June 30, 1996.

         The allowance is inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide for additional losses in subsequent years and such provisions could be material. A $1,515,000 allowance for loan losses was recorded on the Twin Oak loan for the quarter ended June 30, 1996. No allowance was required for the quarter ended June 30, 1995, (see Note 4).

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Managing General Partner of the Partnership, RAM Funding, Inc., is a wholly-owned subsidiary of Presidio Capital Corp. ("Presidio"). As of February 28, 1995, the Associate General Partner of the Partnership is Presidio AGP Corp., a Delaware Corporation ("Presidio AGP"), which is also a wholly-owned subsidiary of Presidio. The general partners and certain affiliates of the general partners, are general partners in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may be in the future, in direct competition with the Partnership. Wexford Management LLC, a company controlled by certain officers and directors of Presidio, performs management and administrative services for Presidio and its direct and indirect subsidiaries as well as the Partnership. During the three and six months ended June 30, 1996, reimbursable expenses to Wexford by the Partnership amounted to $13,326 and $26,652, respectively. During the three months ended June 30, 1996, reimbursable expenses to Wexford amounted to $13,326. Wexford Management LLC is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

         The Partnership has invested principally in mortgage loans on properties owned or acquired by privately syndicated limited partnerships which are controlled by Presidio. Transactions entered into between the Partnership and such entities are subject to inherent conflicts of interest.

         The General Partners are allocated 2.5% of the net income or loss of the Partnership and are entitled to 2.5% of distributions. The 2.5% shall be apportioned 98% to the Managing General Partner and 2% to the Associate General Partner. For the quarters ended June 30, 1996 and 1995, the Managing General Partner and Associate General Partner were allocated net (loss) income of $(27,503) and $(561), and $8,384 and $171, respectively.

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

         All of the Partnership's mortgage notes, with the exception of the Harborista Loan, contain a provision which requires the borrowers to provide current appraisals based upon certain conditions or in some cases upon request. Additionally, all of the loans, with the exception of the Harborista Loan, contain a provision that requires that if the appraisal indicates that the value of all indebtedness senior to and including the Partnership's loan, taking into account principal plus accrued interest in excess of 5% per annum, exceeds 85% of the then current appraisal, the borrower must repay the indebtedness to a point where the 85% loan to value ratio is restored.While there are risks inherent in a zero-coupon nonrecourse senior or junior mortgage loan portfolio, the above described provisions were intended to provide some mitigation of these risks. However, in the event a borrower is required to make a payment under such loan provisions, there can be no assurance that the borrower will have sufficient assets available to restore the 85% loan to value. The Twin Oak borrower is currently failing this test. The Partnership will not take action against Twin Oak at this time, as there is not an adequate remedy. By the Partnership calling its loan, Twin Oak would most likely seek protection under Chapter 11 of the United States Bankruptcy Code necessitating the Partnership to expend legal and administrative funds. Since the estimated market value of the property is currently approximately equal to the first mortgage plus the carrying value of the Partnership's mortgage, by calling its loan, the Partnership would jeopardize its potential for realizing the full contractual value of the Twin Oak loan.

         Twin Oak loan

         The first mortgage on this property, which is held by an unaffiliated third party, was due to mature on July 1, 1993, however, during 1993, this loan was extended for three years until July 1, 1996. The terms and conditions of the extension were essentially the same as the original loan. Currently, the Twin Oak borrower is negotiating with the first mortgagor for a second extension. It is not possible to predict what the impact to the Partnership will be if Twin Oak is not able to successfully negotiate this extension. In January 1995, the Partnership ceased accruing interest on this loan due to the fact that McCrory, a tenant occupying approximately 13% of the space, filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code and vacated the premises in March 1995. As of June 30, 1996, the McCrory space is still vacant.

         For the quarter ended June 30, 1996, a $1,515,000 allowance for loan losses was recorded on the Twin Oak loan. As a result of the continued vacancy of the former McCrory space and uncertainties regarding its lease up, a decline in the standard of living in the surrounding area of the Twin Oak Shopping Center and negotiations with the first mortgage lender regarding an extension of its loan which was due July 1, 1996, cash flow projections were performed which indicated the estimated fair market value of the Twin Oak property to be

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         approximately $4,530,000 at June 30, 1996. The contractual balance of the first mortgage at June 30, 1996 was approximately $3,890,000, necessitating a write-down of $1,515,000 to reduce the carrying value of the loan to approximately $640,000.

         Interest recognized for the Partnership's Sierra mortgage loan is as follows:

                                                       Six months ended June 30,
                   Description                            1996           1995
         ------------------------------                ----------     ----------
         Shopping Center
             Sierra Marketplace (a), (b)
             Reno, Nevada                              $ 788,565      $ 708,627
                                                       =========      =========

         ( a )  This loan is accounted for under the interest method.

         ( b ) The Partnership may be entitled to additional interest in the appreciation of this property which is subordinated to a specified return to the Borrower. It is unlikely that the Partnership will realize any additional interest from this loan.


      Information with respect to the Partnership's investments in mortgage loans is as follows:



                                                                                           Mortgage      Mortgage      Mortgage
                                    Interest  Compound             Loan      Maturity       Amount      Purchased      Placement
Description                          Rate %   Period    Type       Date        Date        Advanced      Interest        Fees
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
                                                                                          ===========     =======    ==========

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                          NOTES TO FINANCIAL STATEMENTS

4 INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)


                                        Interest recognized
                                        -------------------                                   Carrying value
                                                                                       ------------------------------
                                     June 30,      1995 and          Reserves/          June 30,          December 31,
Description                            1996          Prior           Write-offs           1996               1995
- -----------                            ----          -----           ----------           ----               ----
Office Building
  Harbor Plaza                      $     -      $      -         $(10,618,380)      $      -         $      -
  Boston, Mass (a)

Shopping Centers
  Promenade (b)                          (e)        1,399,553       (7,331,897)            (e)              (e)
  North Miami Beach, Florida

  Sierra Marketplace (b) (c)            788,565     7,473,718           -               15,148,040        14,359,475
  Reno, Nevada

  Twin Oak (b)
  Ft. Lauderdale, Florida                 -           880,460       (1,515,000)            636,678         2,151,678
                                    -----------  ------------     ------------       -------------    --------------
                                    $   788,565  $  9,753,731     $(19,465,277)      $  15,784,718    $   16,511,153
                                    ===========  ============     ============       =============    ==============

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                          NOTES TO FINANCIAL STATEMENTS

4 INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)


                                                     (d)
                                               Contractual balance
                                         -----------------------------
                                             June 30,     December 31,
Description                                    1996          1995
- -----------                                    ----          ----
Office Building
  Harbor Plaza                            $ 26,567,591    24,866,545
  Boston, Mass (a)

Shopping Centers
  Promenade (b)                                 (e)            (e)
  North Miami Beach, Florida

  Sierra Marketplace (b) (c)                14,836,544    14,030,786
  Reno, Nevada

  Twin Oak (b)                               2,543,699     2,329,981
  Ft. Lauderdale, Florida                 ------------   -----------
                                          $ 43,947,834   $41,227,312
                                          ============   ===========

(a)  This loan is accounted for under the investment method.

(b)  These loans are accounted for under the interest method.

(c) The Partnership may be entitled to additional interest in the appreciation of the property which is subordinated to a specified return to the borrower. It is unlikely that the Partnership will realize any additional interest from this loan.

(d) Contractual balance represents the amount that would be paid by the borrower if the loan was liquidated (principal plus accrued interest earned to date). These amounts are provided for informational purposes only.

(e)  The first mortgage holder foreclosed on this property in June, 1992.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS



15

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         A summary of mortgage activity is as follows:

                                                June 30, 1996                         December 31, 1995
                                    -------------------------------------  -------------------------------------
                                    Investment    Interest                  Investment        Interest
                                      Method       Method        Total        Method       Method        Total
         Opening balance            $    -       $16,511,153  $16,511,153  $    -       $15,055,537  $15,055,537
         Income recognized               -           788,565      788,565       -         1,455,616    1,455,616
         Allowance for loan losses       -        (1,515,000)  (1,515,000)      -             -            -
                                    -----------  -----------  -----------  -----------   ----------  -------

         Ending balance             $    -       $15,784,718  $15,784,718  $    -       $16,511,153  $16,511,153
                                    ===========  ===========  ===========  ===========  ===========  ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS



15

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

         The Partnership invested in four Mortgage Loans aggregating approximately $23,300,000 in principal. In June, 1992 the Partnership lost its investment in the Promenade Loan with original loan proceeds of $5,600,000 leaving an aggregate of original investments of approximately $17,700,000 at June 30, 1996.

         The Partnership uses working capital reserves provided from the proceeds of its public offering and subsequent settlement amounts, and interest earned thereon as its primary measure of liquidity. The Partnership does not anticipate making any distributions from cash flow during its first 8 to 12 years of operations, or until such time as the mortgage loans mature or are prepaid. Working capital reserves are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. As of June 30, 1996, the Partnership had working capital reserves of approximately $2,800,000.

         A portion of the Partnership's Proof of Claim in the Integrated bankruptcy was allowed by the Bankruptcy Court in the amount of $691,791. A cash distribution of approximately 35.8 percent or $247,613 was made to the Partnership in full settlement of this claim. The Managing General Partner has added this amount to the Partnership's working capital reserves.

         In February 1995, the Partnership entered into an agreement in principle which was consummated in accordance with its terms in December 1995, resulting in a payment to the Partnership of approximately $341,038 from the master lessee of Harbor Plaza. The Managing General Partner has added this amount to working capital reserves. Except as discussed above, management is not aware of any other known trends, events, commitments, or uncertainties that will have a significant impact on liquidity.

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

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each of the mortgage loans in the Partnership's portfolio. In performing the review, management considered the estimated net realizable value of the property or collateral as well as other factors, such as the current occupancy, the amount and status of senior debt, if any, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projection of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying values as of June 30, 1996.

         For the quarter ended June 30, 1996, a $1,515,000 allowance for loan losses was recorded on the Twin Oak loan. No allowance was recorded for the quarter ended June 30, 1995. As a result of the continued vacancy of the former McCrory space and uncertainties regarding its lease up, a decline in the standard of living in the surrounding area of the Twin Oak Shopping Center and negotiations with the first mortgage lender regarding an extension of its loan which was due July 1, 1996, cash flow projections were performed which indicated the estimated fair market value of the Twin Oak property to be approximately $4,530,000 at June 30, 1996. The contractual balance of the first mortgage at June 30, 1996 was approximately $3,890,000, necessitating a write-down of $1,515,000 to reduce the carrying value of the loan to approximately $640,000.

         The allowance is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide additional losses in subsequent years and such provisions could be material.

         Results of operations

         The Partnership experienced a net loss for both the three and six months ended June 30, 1996 compared to net income for the same periods in 1995 primarily due to the allowance for loan losses recorded on the Twin Oak loan during the second quarter 1996, as discussed above.

         Revenues increased for the three and six months ended June 30, 1996 compared to the same periods in 1995. The increase in both periods was a result of increases in mortgage interest income and other income partially offset by decreases in short term investment income. Mortgage interest income increased as a result of the increase in the contractual value of the Sierra loan (due to the deferral of interest) on which the mortgage interest income is calculated. Other income increased as a result of an increase in transfer fee income. Short term investment income decreased as a result of a decrease in interest rates.

         Costs and expenses increased for the three and six months ended June 30, 1996 compared to the same periods in 1995 primarily due to the allowance for loan losses recorded on the Twin Oak loan, partially offset by decreases in general and administrative expenses. General and administrative expenses decreased in both periods primarily due to decreases in payroll costs.

         Inflation has not had a material effect on the Partnership's operations or financial condition during the last two years and is not expected to have a material effect in the future.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K



15

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



                           RESOURCES ACCRUED MORTGAGE
                                INVESTORS 2 L.P.

                                       By:     RAM Funding, Inc.
                                               Managing General Partner




Dated:     August 14, 1996             By:     /s/ Frederick Simon
                                              -------------------
                                              Frederick Simon
                                              President
                                              (Duly Authorized Officer)


Dated:     August 14, 1996             By:    /s/ Jay L. Maymudes
                                              -------------------
                                              Jay L. Maymudes
                                              Vice President, Secretary and
                                              Treasurer
                                              (Principal Financial and
                                              Accounting Officer)