Form 10-Q
period 1996-09-30
RESOURCES ACCRUED MORTGAGE INVESTORS 2 LP
filed 1996-11-14
CIK 804671

================================================================================
                                  UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to ____________

                         Commission file number 0-16856


                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                           13-3368726
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


411 West Putnam Avenue    Greenwich, CT                       06830
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


                                 (203) 862-7000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

================================================================================
                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.
================================================================================

                         FORM 10-Q - SEPTEMBER 30, 1996





                                      INDEX



PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - September 30, 1996 and December 31, 1995


         STATEMENTS OF  OPERATIONS - For the three months  ended  September  30,
            1996 and 1995 and the nine months ended September 30, 1996 and 1995

         STATEMENT OF PARTNERS' EQUITY - For the nine months ended September 30,
            1996


         STATEMENTS OF CASH FLOWS - For the nine months ended September 30, 1996 and 1995


         NOTES TO FINANCIAL STATEMENTS

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                                     BALANCE SHEETS



                                                          September 30,    December 31,
                                                              1996             1995
                                                          ------------    ------------
ASSETS

     Investment in mortgage loans (net of allowance for
        loan losses of $12,133,380 and $10,618,380) ...   $ 16,195,094    $ 16,511,153
     Cash and cash equivalents ........................      2,847,666       2,835,755
                                                          ------------    ------------
                                                          $ 19,042,760    $ 19,346,908
                                                          ============    ============

LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Accounts payable and accrued expenses ............   $    113,213    $    100,578
                                                          ------------    ------------
Commitments and contingencies

Partners' equity
     Limited partners' equity (187,919 units issued
        and outstanding) ..............................     19,190,091      19,498,954
     General partners' deficit ........................       (260,544)       (252,624)
                                                          ------------    ------------
            Total partners' equity ....................     18,929,547      19,246,330
                                                          ------------    ------------
                                                          $ 19,042,760    $ 19,346,908
                                                          ============    ============

                           See notes to financial statements.

                                 RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                                          STATEMENTS OF OPERATIONS

                                                     For the three months ended  For the nine months ended
                                                            September 30,                September 30,
                                                    ---------------------------  --------------------------
                                                         1996          1995          1996           1995
                                                    -----------   -----------    -----------    -----------
Revenues
     Mortgage interest income ...................   $   410,376   $   368,776    $ 1,198,941    $ 1,077,403
     Short term investment interest .............        34,872        31,795         87,379         91,817
     Other income ...............................        12,940         4,800         29,388         16,450
                                                    -----------   -----------    -----------    -----------

                                                        458,188       405,371      1,315,708      1,185,670
                                                    -----------   -----------    -----------    -----------

Costs and expenses
     Write-down for loan losses .................          --            --        1,515,000           --
     General and administrative expenses ........        37,823        49,323        117,491        148,372
                                                    -----------   -----------    -----------    -----------
                                                         37,823        49,323      1,632,491        148,372
                                                    -----------   -----------    -----------    -----------
Net income (loss) ...............................   $   420,365   $   356,048    $  (316,783)   $ 1,037,298
                                                    ===========   ===========    ===========    ===========


Net income (loss) attributable to
     Limited partners ...........................   $   409,856   $   347,147    $  (308,863)   $ 1,011,366
     General partners ...........................        10,509         8,901         (7,920)        25,932
                                                    -----------   -----------    -----------    -----------
                                                    $   420,365   $   356,048    $  (316,783)   $ 1,037,298
                                                    ===========   ===========    ===========    ===========

Net income (loss) per unit of limited partnership
     interest (187,919 units outstanding) .......   $      2.18   $      1.85    $     (1.64)   $      5.38
                                                    ===========   ===========    ===========    ===========

                                     See notes to financial statements.

                    RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                           STATEMENT OF PARTNERS' EQUITY




                                         General        Limited         Total
                                        Partners'       Partners'      Partners'
                                         Deficit        Equity          Equity
                                     ------------    ------------    ------------
Balance, January 1, 1996 .........   $   (252,624)   $ 19,498,954    $ 19,246,330

Net loss for the nine months ended
     September 30, 1996 ..........         (7,920)       (308,863)       (316,783)
                                     ------------    ------------    ------------
Balance, September 30, 1996 ......   $   (260,544)   $ 19,190,091    $ 18,929,547
                                     ============    ============    ============

                        See notes to financial statements.

                         RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                                   STATEMENTS OF CASH FLOWS


                                                                  For the nine months ended
                                                                         September 30,
                                                                  --------------------------
                                                                      1996           1995
                                                                  -----------    -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities

     Net (loss) income ........................................   $  (316,783)   $ 1,037,298

     Adjustments to reconcile net (loss) income to
        net cash provided by (used in) operating activities
            Non-cash revenue earned on mortgage loans .........    (1,198,941)    (1,077,403)
            Write-down for loan losses ........................     1,515,000           --


     Changes in assets and liabilities
        Accounts payable and accrued expenses .................        12,635         26,942
                                                                  -----------    -----------
            Net cash provided by (used in) operating activities        11,911        (13,163)
                                                                  -----------    -----------


Net increase (decrease) in cash and cash equivalents ..........        11,911        (13,163)


Cash and cash equivalents, beginning of period ................     2,835,755      2,498,622
                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................   $ 2,847,666    $ 2,485,459
                                                                  ===========    ===========

                              See notes to financial statements.

================================================================================
                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.
================================================================================
                          NOTES TO FINANCIAL STATEMENTS


1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investors 2 L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each of the mortgages in the Partnership's portfolio. In performing this review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of September 30, 1996.

         The allowance is inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide for additional losses in subsequent years and such provisions could be material. A $1,515,000 allowance for loan losses was recorded on the Twin Oak loan for the quarter ended June 30, 1996 (see Note 4). No allowance was required for the quarters ended September 30, 1996 and 1995.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Managing General Partner of the Partnership, RAM Funding, Inc., is a wholly-owned subsidiary of Presidio Capital Corp. ("Presidio"). As of February 28, 1995, the Associate General Partner of the Partnership is Presidio AGP Corp., a Delaware Corporation ("Presidio AGP"), which is also a wholly-owned subsidiary of Presidio. The general partners and certain affiliates of the general partners, are general partners in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may be in the future, in direct competition with the Partnership. Wexford Management LLC, a company controlled by certain officers and directors of Presidio, performs management and administrative services for Presidio and its direct and indirect subsidiaries as well as the Partnership. During the three and nine months ended September 30, 1996, reimbursable expenses to Wexford by the Partnership amounted to $13,326 and $39,978, respectively. Wexford Management LLC is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

         The Partnership has invested principally in mortgage loans on properties owned or acquired by privately syndicated limited partnerships which are controlled by Presidio. Transactions entered into between the Partnership and such entities are subject to inherent conflicts of interest.

         The General Partners are allocated 2.5% of the net income or loss of the Partnership and are entitled to 2.5% of distributions. The 2.5% shall be apportioned 98% to the Managing General Partner and 2% to the Associate General Partner. For the quarters ended September 30, 1996 and 1995, the Managing General Partner and Associate General Partner were allocated net income of $10,299 and $210, and $8,723 and $178, respectively.

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

         The Twin Oak borrower is currently failing this test. The Partnership will not take action against Twin Oak at this time, as there is not an adequate remedy. By the Partnership calling its loan, Twin Oak would most likely seek protection under Chapter 11 of the United States Bankruptcy Code, necessitating the Partnership to expend legal and administrative funds. Since the estimated market value of the property is currently approximately equal to the first mortgage plus the carrying value of the Partnership's mortgage, by calling its loan, the Partnership would jeopardize its potential for realizing the full contractual value of the Twin Oak loan.

         Twin Oak loan

         The first mortgage on this property, which is held by an unaffiliated third party, was due to mature on July 1, 1993, however, during 1993, this loan was extended for three years until July 1, 1996. The terms and conditions of the extension were essentially the same as the original loan. Currently, the Twin Oak borrower is negotiating a restructure and refinance with the first mortgagor. It is not possible to predict what the impact to the Partnership will be if Twin Oak is not able to successfully negotiate this extension. In January 1995, the Partnership ceased accruing interest on this loan due to the fact that McCrory, a tenant occupying approximately 13% of the space, filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code and vacated the premises in March 1995. As of September 30, 1996, the McCrory space is still vacant.

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         For the quarter ended June 30, 1996, a $1,515,000 allowance for loan losses was recorded on the Twin Oak loan. As a result of the continued vacancy of the former McCrory space and uncertainties regarding its lease up, a decline in the standard of living in the surrounding area of the Twin Oak Shopping Center and negotiations with the first mortgage lender regarding a restructure and refinancing of its loan which matured on July 1, 1996, cash flow projections were performed which indicated the estimated fair market value of the Twin Oak property to be approximately $4,530,000 at June 30, 1996. The contractual balance of the first mortgage at June 30, 1996 was approximately $3,890,000, necessitating a write-down of $1,515,000 to reduce the carrying value of the loan at June 30, 1996 to approximately $640,000.

         Interest recognized for the Partnership's Sierra mortgage loan is as follows:

                                               Nine months ended September 30,
                                               -------------------------------
                   Description                    1996                  1995
                   -----------                    ----                  ----
         Shopping Center
             Sierra Marketplace (a), (b)
             Reno, Nevada                      $1,198,941           $1,077,403
                                               ==========           ==========

         (  a ) This loan is accounted for under the interest method.

         ( b ) The Partnership may be entitled to additional interest in the appreciation of this property which is subordinated to a specified return to the Borrower. It is unlikely that the Partnership will realize any additional interest from this loan.

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

           Information with respect to the Partnership's investments in mortgage loans is as follows:

                                                                                        Mortgage      Mortgage      Mortgage
                                 Interest  Compound              Loan       Maturity     Amount      Purchased      Placement
Description                        Rate %   Period     Type       Date        Date      Advanced      Interest        Fees
-----------                        ------   ------     ----       ----        ----      --------      --------        ----
 Office Building
    Harbor Plaza                   13.307   Monthly     2nd    13-Feb-89   1-Dec-98   $10,000,000  $    23,513  $    594,867
    Boston, MA (a)

 Shopping Centers
    Promenade (b)                  12.950   Monthly     2nd    18-Apr-89  30-Apr-01     5,600,000        -           332,344
    North Miami Beach, FL

    Sierra Marketplace (b)(c)      11.220   Monthly     1st    10-Feb-89  28-Feb-01     6,500,000        -           385,757
    Reno, NV

    Twin Oak (b)                   12.280   Annually    2nd    3-Apr-90    1-May-02     1,200,000        -            71,218
    Ft. Lauderdale, FL
                                                                                      -----------  -----------  ------------
                                                                                      $23,300,000  $    23,513  $  1,384,186
                                                                                      ===========  ===========  ============


                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                          NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

                                                                                                                   (d)
                                       Interest recognized                         Carrying value           Contractual Balance
                                       -------------------                         --------------           -------------------
                                     Sept. 30,     1995 and      Reserves/      Sept. 30,    Dec. 31,     Sept. 30,     Dec. 31,
Description                            1996          Prior      Write-offs        1996         1995         1996          1995
-----------                            ----          -----      ----------        ----         ----         ----          ----
 Office Building
    Harbor Plaza                    $     -      $     -      $(10,618,380)  $      -      $     -       $ 27,461,266  $24,866,545
    Boston, MA (a)

 Shopping Centers
    Promenade (b)                         -        1,399,553    (7,331,897)      (e)           (e)           (e)           (e)
    North Miami Beach, FL


    Sierra Marketplace (b)(c)         1,198,941    7,473,718     -             15,558,416    14,359,475    15,256,612   14,030,786
    Reno, NV

    Twin Oak (b)                          -          880,460    (1,515,000)       636,678     2,151,678     2,543,699    2,329,981
    Ft. Lauderdale, FL
                                    -----------  -----------  ------------   ------------  ------------  ------------  -----------
                                    $ 1,198,941  $ 9,753,731  $(19,465,277)  $ 16,195,094  $ 16,511,153  $ 45,261,577  $41,227,312
                                    ===========  ===========  ============   ============  ============  ============  ===========


         (a) This loan is accounted for under the investment method.
         (b) These loans are accounted for under the interest method.
         (c) The Partnership may be entitled to additional interest in the appreciation of the property which is subordinated to a specified return to the borrower. It is unlikely that the Partnership will realize any additional interest from this loan.
         (d) Contractual balance represents the amount that would be paid by the borrower if the loan was liquidated (principal plus accrued interest earned to date). These amounts are provided for informational purposes only.
         (e) The first mortgage holder foreclosed on this property in September, 1992.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS


4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         A summary of mortgage activity is as follows:


                                             September 30, 1996                                  December 31, 1995
                                ----------------------------------------------    -----------------------------------------------
                                Investment      Interest                          Investment         Interest
                                  Method         Method              Total           Method           Method             Total
                                 -------      -----------        -----------        -------        ------------      ------------
   Opening balance               $     -      $ 16,511,153       $ 16,511,153       $     -       $ 15,055,537       $ 15,055,537
   Income recognized                   -         1,198,941          1,198,941             -          1,455,616         1,455,616
   Allowance for loan losses           -        (1,515,000)        (1,515,000)            -              -                 -
                                 -------      -----------        -----------        -------       ------------      ------------
   Ending balance                $     -      $ 16,195,094       $ 16,195,094       $     -       $ 16,511,153      $ 16,511,153
                                 =======      ============       ============       =======       ============      ============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


         Liquidity and Capital Resources

         The Partnership invested the net proceeds of its public offering in "zero coupon" first and junior mortgage loans secured by properties owned principally by privately and publicly syndicated limited partnerships originally sponsored by affiliates of the general partners. The initial admission of limited partners occurred on September 1, 1988 and as of the termination of its offering on September 20, 1989 the Partnership had raised gross proceeds of $46,979,750. Since all gross proceeds that were raised had not been invested or committed for investment, the Partnership was obligated under the terms of the Prospectus to return such uninvested funds. The Managing General Partner distributed these proceeds in the amount of $19,263,445 in August, 1990. This represented a return of capital of $90.06 per unit and an allocation of interest earned on uninvested gross proceeds, ranging from $6.42 per unit to $17.90 per unit depending on the date of admission. Additionally, the Partnership made a second related distribution of $606,978, or $3.23 per unit, on October 30, 1990.

         The Partnership invested in four Mortgage Loans aggregating approximately $23,300,000 in principal. In September, 1992 the Partnership lost its investment in the Promenade Loan with original loan proceeds of $5,600,000 leaving an aggregate of original investments of approximately $17,700,000 at September 30, 1996.

         The Partnership uses working capital reserves provided from the proceeds of its public offering and subsequent settlement amounts, and interest earned thereon as its primary measure of liquidity. The Partnership does not anticipate making any distributions from cash flow during its first 8 to 12 years of operations, or until such time as the mortgage loans mature or are prepaid. Working capital reserves are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. As of September 30, 1996, the Partnership had working capital reserves of approximately $2,800,000.

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

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each of the mortgage loans in the Partnership's portfolio. In performing the review, management considered the estimated net realizable value of the property or collateral as well as other factors, such as the current occupancy, the amount and status of senior debt, if any, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying values as of September 30, 1996.

         For the quarter ended June 30, 1996, a $1,515,000 allowance for loan losses was recorded on the Twin Oak loan. No allowance was recorded for the quarter ended September 30, 1996 or September 1995. As a result of the continued vacancy of the former McCrory space and uncertainties regarding its lease up, a decline in the standard of living in the surrounding area of the Twin Oak Shopping Center and negotiations with the first mortgage lender regarding a restructure and refinancing of its loan which was due July 1, 1996, cash flow projections were performed which indicated the estimated fair market value of the Twin Oak property to be approximately $4,530,000 at June 30, 1996. The contractual balance of the first mortgage at June 30, 1996 was approximately $3,890,000, necessitating a write-down of $1,515,000 to reduce the carrying value of the loan at June 30, 1996 to approximately $640,000.

         The allowance is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide additional losses in subsequent years and such provisions could be material.

         Results of operations

         The Partnership experienced net income for the three months and a net loss for the nine months ended September 30, 1996 compared to net income for the same periods in 1995. The net loss for the nine months ended September 30, 1996 was primarily due to the allowance for loan losses recorded on the Twin Oak loan during the second quarter of 1996, as discussed above.

         Revenues increased for the three and nine months ended September 30, 1996 compared to the same periods in 1995. The increase in both periods was primarily a result of increases in mortgage interest income and other income. Mortgage interest income increased as a result of the increase in the contractual value of the Sierra loan (due to the deferral of interest) on which the mortgage interest income is calculated. Other income increased as a result of an increase in transfer fee income.

         Costs and expenses increased for the nine months and decreased for the three months ended September 30, 1996 compared to the same periods in 1995. The increase for the nine months was primarily due to the allowance for loan losses recorded on the Twin Oak loan, partially offset by a decrease in general and administrative expenses. The decrease for the three months was due to a decrease in general and administrative expenses. General and administrative expenses decreased in both periods primarily as a result of decreased payroll costs.

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



                                           RESOURCES ACCRUED MORTGAGE
                                           INVESTORS 2 L.P.

                                           By:    RAM Funding, Inc.
                                                  Managing General Partner




Dated:     November 14, 1996                By:   /s/ Frederick Simon
                                                  -------------------
                                                  Frederick Simon
                                                  President
                                                  (Duly Authorized Officer)


Dated:     November 14, 1996               By:    /s/ Jay L. Maymudes
                                                  -------------------
                                                  Jay L. Maymudes
                                                  Vice President, Secretary and
                                                  Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)