Form 10-K
period 1996-12-31
RESOURCES ACCRUED MORTGAGE INVESTORS 2 LP
filed 1997-03-28
CIK 804671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K


[ X ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1996 :

                                       OR


           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-16856

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.
             (Exact name of registrant as specified in its charter)

          Delaware                                   13-3368726
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

 411 West Putnam Avenue, Greenwich, CT                 06830
 (Address or principal executive offices)            (Zip Code)

         Registrant's telephone number, including area code 203-862-7000

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
Title of Each Class                                   which registered
-------------------                                   ----------------
      None                                                 None

           Securities registered pursuant to Section 12(g) of the Act:


              Units of Limited Partnership Interest, $250 per Unit
                                (Title of Class)

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [ X ]   No  [  ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      Exhibit Index set forth on page IV-1.

PART I

Item 1.         Business

General

Registrant is a Delaware limited partnership formed as of August 14, 1986. RAM Funding, Inc., a Delaware corporation that is a wholly-owned subsidiary of Presidio Capital Corp. ("Presidio"), is Registrant's managing general partner ("Managing General Partner"). RAM Funding Inc., was until November 3, 1994 a wholly owned subsidiary of Integrated Resources Inc. (Integrated"). On November 3, 1994, Integrated consummated its plan of reorganization under Chapter 11 of the United States Bankruptcy Code, at which time, pursuant to such plan of reorganization, the newly formed Presidio purchased substantially all of Integrated's assets. The other General Partner of Registrant is Presidio AGP Corp., a Delaware corporation ("Presidio AGP"), which replaced as the Associate General Partner Z Square G Partners II, a New York general partnership whose partners were previously associated with Integrated.

Effective with the consummation of Integrated's plan of reorganization, Presidio entered into a management and administrative agreement with Concurrency Management Corp. ("Concurrency"). Effective January 1, 1996, Wexford Management Corp. (formerly Concurrency) assigned its agreement to provide administrative services to Presidio and its subsidiaries to Wexford Management LLC ("Wexford").

In December 1994, Z Square G Partners II notified Registrant of its withdrawal as the Associate General Partner of Registrant. The withdrawal became effective, after 60 days prior written notice to Limited Partners, on February 28, 1995. Upon the effective date of such withdrawal, Presidio AGP, which is a wholly-owned subsidiary of Presidio Capital Corp., became the Associate General Partner. (The Managing General Partner and Associate General Partner are hereinafter collectively referred to as the "General Partners").

Registrant invested primarily in "zero coupon" first and junior mortgage loans ("Mortgage Loans") on properties owned or acquired principally by privately and publicly syndicated limited partnerships originally sponsored by affiliates of Integrated. The Mortgage Loans had original terms of approximately twelve years with all interest and principal due and payable at the maturity or prepayment of the Mortgage Loan.

Registrant offered 400,000 units of limited partnership interest (the "Units") pursuant to the Prospectus dated April 12, 1988 (the "Prospectus") of Registrant which was filed with the Securities and Exchange Commission as part of Post-Effective Amendment No. 2 to Registrant's Registration Statement on Form S-11, Commission File No. 33-9705, as amended (the "Registration Statement"). The Prospectus was supplemented by supplements dated August 12, 1988, February 8, 1989, March 10, 1989, April 28, 1989 and June 26, 1989. In June 1988,
Registrant had its initial admission of limited partners, and its offering terminated on September 20, 1989. As of its final admission on October 1, 1989, Registrant had accepted subscriptions for 187,919 Units (including Units owned by the initial limited partner) resulting in total gross proceeds of $46,979,750 of which $18,405,847 of the offering proceeds was not invested or committed by April 12, 1990 and was returned in accordance with the terms of Registrant's partnership agreement ("Partnership Agreement"). In 1996, 1995 and 1994, the percentage of Registrant's revenue attributable to interest on short term investments was 6.6%, 8.3% and 4.9%, respectively. For the years ended December 31, 1996, 1995 and 1994, the Sierra Loan accounted for approximately 91.1%, 90.7% and 85% respectively, of Registrant's revenues.

Investments of Registrant

Registrant originally invested 100% of its net proceeds in four Mortgage Loans in the original amount of $23,323,513, including interest of $23,513. In June 1992, the senior mortgage lender on one of Registrant's investments, the Promenade Loan, foreclosed on the property securing its loan, and Registrant lost its entire investment. As of March 1, 1997, Registrant had investments in the remaining three Mortgage Loans in the original amounts of $17,700,000, including interest of $23,513. All interest and principal is due and payable at maturity and there are no current payments due on any of the Mortgage Loans. Following is a description of the status of Registrant's investments: Sierra Marketplace Loan

A $6,500,000 first Mortgage Loan (the "Sierra Loan") to High Cash Partners, L.P. (the "Sierra Borrower"), a public limited partnership originally sponsored by Integrated, which is secured by a shopping center commonly known as the Sierra Marketplace located in Reno, Nevada (the "Sierra Property"). The Sierra Property consists of approximately 233,000 square feet of net rentable area. The shopping center occupies 18.67 acres, consisting of two main buildings and three anchor tenant buildings with surface parking for 1,184 automobiles.

The Sierra Loan was funded on February 10, 1989 and bears interest at a rate of 11.22% per annum, compounded monthly and is due on February 28, 2001, at which time a balloon payment of $24,966,653, together with additional interest (as described below) if any, will be payable. Under the terms of the loan, the Sierra Borrower must provide, on request, a current appraisal of the Sierra Property. If the sum of (i) the principal balance of the Sierra Loan plus all other then outstanding indebtedness secured by the Sierra Property plus (ii) all accrued and unpaid interest in excess of 5% per annum of the principal balance of such mortgages, exceed 85% of the current appraised value, the Sierra Borrower shall be immediately obligated to pay such excess. In the event that such excess becomes due, the Sierra Borrower may not have sufficient liquidity to satisfy its obligation to Registrant. The Sierra Borrower could be forced to sell its property or seek other relief, including protection under the bankruptcy laws. Management has prepared a valuation of the Property and based on that valuation, no additional amounts are presently due. However, it appears possible that the loan will accrue to a value in excess of the property's market value within the next few years. At that time it is likely that the Registrant may cease accruing interest on this loan and a provision for loan losses may be recorded against the loan value.

Registrant is entitled to additional interest equivalent to 23.9% of the appreciation in the value of the Sierra Property after payment of a specified return to the Sierra Borrower. The maximum annual rate of interest, including the additional interest, cannot exceed 16% compounded annually. It is unlikely that Registrant will realize any additional interest from the appreciation of the property.

The total amount, including fees, allocated to the Sierra Loan from the gross proceeds of Registrant's offering was $7,715,134 including payment to the Managing General Partner of a mortgage placement fee of $385,757.

Harborista Loan

A $10,000,000 second Mortgage Loan (the "Harborista Loan") to Harborista Associates L.P. (the "Harborista Borrower"), a private limited partnership originally sponsored by Integrated, is secured by an office building commonly known as the Harbor Plaza, located in Boston, Massachusetts ("Harbor Plaza"). Harbor Plaza consists of a 13-story office building on .88 acres containing approximately 334,000 square feet of rentable space, located in the Fort Point Channel section of downtown Boston. Harbor Plaza is 100% leased pursuant to a master net lease (the "Master Lease") which, subject to a right of early termination by the Harborista Borrower, expires on November 30, 1998.

The Harborista Loan was funded on February 13, 1989 and bears interest at a rate of 13.307% per annum, compounded monthly and was originally due on December 1, 1998 at which time a balloon payment of $36,568,146 will be payable.

The total amount, including fees, allocated to the loan from the gross proceeds of Registrant's offering was $11,897,345 including payment to the Managing General Partner of a mortgage placement fee of $594,867.

Harbor Plaza is also encumbered by a first mortgage loan in the amount of $24,475,000 (the "Northwestern Mortgage") held by Northwestern Mutual Life Insurance Co. ("Northwestern"). The Northwestern Mortgage was due to mature on December 1, 1995, but was extended until December 1, 1999.

In 1993, based upon information that the cash flow from the tenant at Harbor Plaza was far below the amount of rental payments due under the Master Lease, the condition of the Boston real estate market and the likelihood that the public works construction which had adversely affected Harbor Plaza would continue for some time, there was a substantial likelihood that the Harborista Borrower would not be able to refinance the Northwestern Mortgage when it matured. For these reasons, during 1993 management determined that interest on the Harborista Loan should cease to accrue and that an allowance for loan losses was necessary for the entire carrying value of the Harborista Loan which was $10,618,380. In addition, if 470 Atlantic Management Corp. was successful in the lawsuit referred to below, it may have resulted in an attempted foreclosure by Northwestern. See Item 3, "Legal Proceedings - Harbor Plaza Litigation" for a discussion of the litigation involving Harbor Plaza.

The Master Lessee and Registrant consummated an agreement during the fourth quarter of 1995, pursuant to which Registrant received $341,038 (which is included in other income for the year ended December 31, 1995). In accordance with this agreement, Registrant subordinated its lien to any new monies invested in Harbor Plaza and extended its loan (as did the first mortgagor) until 1999, among other things. For additional information concerning the Harborista Loan see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Twin Oak Loan

A $1,200,000 second Mortgage Loan (the "Twin Oak Loan") to Twin Oak Plaza Associates (the "Twin Oak Borrower"), a limited partnership originally sponsored by Integrated, is secured by the Twin Oak Shopping Center, located in Fort Lauderdale, Florida (the "Twin Oak Property").

The property is a 113,217 square foot community retail shopping center which includes the 15,000 square foot addition built by the Twin Oak Borrower, which had been fully leased to McCrory until March 1995 at which time McCrory vacated. McCrory filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in February 1992. In July, 1993, the Bankruptcy Court approved McCrory's application for a Lease Amendment which allowed for a reduction in its rental rates to current market levels. The tenant had been current with its rent payments since the Bankruptcy Court hearing, however,

McCrory had petitioned the Bankruptcy Court to terminate its Lease and vacated the premises on March 31, 1995. During 1996 the McCrory space was leased to Scotty's Hardware, who began paying rent to the Twin Oak Borrower in February 1997.

The Twin Oak Loan was funded on April 3, 1990 and bears interest at a rate of 12.23% per annum, compounded annually, and is due on May 1, 2002 at which time a balloon payment of $4,843,839 will be payable. Under the terms of the loan, the Twin Oak Borrower must provide, at Registrant's request, a current appraisal of the Twin Oak Property. If the sum of (i) the principal balances of the Twin Oak Loan plus the first mortgage plus (ii) all accrued and unpaid interest in excess of 5% per annum of the principal balance of such mortgages exceeds 85% of the then current appraised value, the Twin Oak Borrower shall be immediately obligated to pay such excess. Based on management's cash flow projections and analyses, the Twin Oak Borrower is currently failing this test. Registrant will not take action against Twin Oak at this time as there is not an adequate remedy for the Registrant. By Registrant calling its mortgage, Twin Oak would most likely seek protection under Chapter 11 of the United States Bankruptcy Code. Since the estimated value of the underlying property is currently approximately equal to the first mortgage plus the carrying value of Registrant's mortgage, by calling its loan, Registrant would jeopardize its potential of realizing any proceeds from the Twin Oak Loan.

The total amount, including fees, allocated to the loan from the gross proceeds of Registrant's offering was $1,424,332, including payment to the Managing General Partner of a mortgage placement fee of $71,217.

The Twin Oak Property is also encumbered by a first mortgage in the amount of $4,250,000, held by Southern Life Assurance Company (the "Southern Life Mortgage"). The Southern Life Mortgage bears interest at a rate of 10% per annum plus contingent interest, and is payable in 119 equal monthly installments of $36,550. The maturity date of the Southern Life Mortgage, originally July 1, 1993, was extended by three years to July 1, 1996. The Twin Oak borrower is currently negotiating an extension on the First Mortgage. The Twin Oak borrower has ceased making debt service payments on the first mortgage and is using current cash flow to repair the Winn Dixie roof while negotiations are in progress. If negotiations are not successful, it is not possible to predict what effect this will have on Registrant.

In January 1995, Registrant ceased accruing interest on the Twin Oak loan due to the fact that McCrory, a tenant occupying approximately 13% of the retail space, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code which significantly reduced the value of the Property. McCrory successfully petitioned the Court to terminate its lease and vacated the premises in March 1995.

During the year ended 1996, a $1,515,000 provision for loan losses was recorded on the Twin Oak Loan. As a result of the continued vacancy of the former McCrory space and uncertainties regarding its lease up, a decline in the standard of living in the surrounding area of the Twin Oak Shopping Center and negotiations with the first mortgage lender regarding an extension of its loan which was due July 1, 1996, cash flow projections were performed during the second quarter of 1996 which indicated that the estimated fair value of the Twin Oak property was approximately $4,530,000 at that time. The contractual balance of the first mortgage at June 30, 1996 was approximately $3,890,000, necessitating a provision for loan losses of $1,515,000 to reduce the carrying value of the loan to approximately $640,000.

As of December 31, 1996, the McCrory space had been leased to Scotty's Hardware who will begin paying rent to the Twin Oak borrower in April 1997.

Employees

Registrant does not have any employees. Certain services are performed by the General Partners and/or their affiliates for Registrant in connection with the servicing of the Mortgage Loans pursuant to a mortgage servicing agreement. Wexford currently performs accounting, secretarial, transfer and administrative services for Registrant and Registrant pays for its pro rata amount of such services. Wexford also performs similar services for other affiliates of the General Partners.


Item 2.          Properties

None.


Item 3.          Legal Proceedings


None.


Item 4.          Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

PART II

Item 5.          Market for Registrant's Securities and Related Security Holder
                 Matters

There is no established public trading market for the Units of Registrant.

There are restrictions set forth in the Partnership Agreement which may limit the ability of a limited partner to transfer units. Such restrictions could impair the ability of a limited partner to liquidate its investment in the event of an emergency or for any other reason.

As of March 1, 1997, there were approximately 4,200 holders of Units of Registrant, owning an aggregate of 187,919 Units (including Units held by the initial limited partner).

There are no material legal restrictions set forth in the Partnership Agreement upon Registrant's present or future ability to make distributions. No distributions were made in 1996, 1995 and 1994. No distributions from cash flow are anticipated to be made in as much as all payments due from borrowers under the Mortgage Loans are deferred and payable upon maturity or prepayment of the respective Mortgage Loans. Where deemed appropriate, the Managing General Partner will consider accepting prepayments on a negotiated basis. During 1995, Registrant received $341,038 from the Harborista settlement, and is currently holding the said settlement in reserves.

Item 6.  Selected Financial Data.

                                                                     Year ended December 31,

                          1996               1995               1994            1993                1992
                     ---------------    ------------       ------------    ----------------    ------------
Revenues ........    $  1,794,213       $  1,946,240       $  1,885,747    $  1,797,318        $  1,353,217
Net Income (Loss)    $    123,888(2)    $  1,765,545       $  1,723,537    $ (9,056,306)(1)    $  1,151,537
Net Income (Loss)
    Per Unit ....    $        .64(2)    $       9.16       $       8.94    $     (46.99)(1)    $       5.97
Total Assets ....    $ 19,501,016       $ 19,346,908       $ 17,554,159    $ 15,853,759        $ 24,847,907


(1)    Net of provision for loan losses of $10,618,380 or $55.09 per Unit.
(2)    Net of provision for loan losses of $1,515,000 or $7.86 per Unit.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Registrant has invested the net proceeds of its public offering in "zero coupon" first and junior mortgage loans secured by properties owned principally by privately and publicly syndicated limited partnerships originally sponsored by affiliates of Integrated. The initial admission of limited partners occurred on June 1, 1988 and as of the termination of its offering on September 20, 1989 Registrant had raised gross proceeds of $46,979,750. Since all gross proceeds that were raised had not been invested or committed for investment, Registrant was obligated under the terms of the Prospectus to return such uninvested funds. The Managing General Partner distributed these proceeds in the amount of $19,263,445 (including interest of $857,598) in August, 1990. This represented a return of capital of $90.06 per unit and an allocation of interest earned on uninvested gross proceeds, ranging from $6.42 per unit to $17.90 per unit depending on the date of admission. Additionally, Registrant made a second related distribution of $606,978, or $3.23 per unit, on October 30, 1990.

Registrant  had  invested  in  four  Mortgage  Loans  aggregating  approximately
$23,300,000 in principal. In June, 1992 Registrant lost its investment in the Promenade Loan which represented original loan proceeds of $5,600,000 leaving an aggregate of original investments of approximately $17,700,000.

Registrant uses working capital reserves provided from the proceeds of its public offering and subsequent settlement amounts, and interest earned thereon as its primary measure of liquidity. Registrant does not anticipate making any distributions from cash flow during its first 8 to 12 years of operations, or until such time as the Mortgage Loans mature or are prepaid. Working capital reserves are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of Registrant. As of December 31, 1996, Registrant had working capital reserves of approximately $2,873,000.

A portion of the Registrant's Proof of Claim against Integrated was allowed by the Bankruptcy Court in the amount of $691,791. During 1994, a cash distribution of approximately 35.8 percent or $247,613 was made to the Registrant in full settlement of this claim. The Managing General Partner has added this amount to Registrant's working capital reserves.

In February 1995, Registrant entered into an agreement in principle with respect to the Harbor Plaza litigation which was consummated in accordance with its terms in December 1995. The agreement required a payment to Registrant of approximately $341,038 from the Master Lessee of Harbor Plaza. The Managing General Partner has added this amount to Registrant's working capital reserves. Except as discussed above, management is not aware of any other known trends, events, commitments, or uncertainties that will have a significant impact on liquidity.

Real Estate Market

The real estate market continues to suffer from the effects of the recession which included a substantial decline in the market value of existing properties. Market values have been slow to recover, and while the pace of new construction has slowed, high vacancy rates continue to exist in many areas. These factors may continue to reduce rental rates. As a result, Registrant's potential for realizing the full value of its investment in certain mortgages is considered unlikely.

Allowance for Loan Losses

An allowance for loan losses is established based upon a quarterly review of each of the mortgage loans in Registrant's portfolio. In performing the review, management considers the estimated net realizable value of the property or collateral as well as other factors, such as the current occupancy, the amount and status of senior debt, if any, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projection of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying values as of December 31, 1996.

For the quarter ended June 30, 1996, a $1,515,000 allowance for loan losses was recorded on the Twin Oak Loan. As a result of the vacancy of the former McCrory space and uncertainties regarding its lease up, a decline in the standard of living in the surrounding area of the Twin Oak Shopping Center and negotiations with the first mortgage lender regarding an extension of its loan which was due July 1, 1996, cash flow projections were performed which indicated the estimated fair value of the Twin Oak property to be approximately $4,530,000 at June 30, 1996. The contractual balance of the first mortgage at June 30, 1996 was approximately $3,890,000, necessitating a write-down of $1,515,000 to reduce the carrying value of the loan to approximately $640,000.

The allowance is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions. Registrant may provide additional losses in subsequent years and such provisions could be material.


Results of Operations

1996 vs. 1995

Net income decreased for the year December 31, 1996 compared to 1995. The decrease was primarily due to the provision for loan losses recorded on the Twin Oak loan during the second quarter of 1996, as discussed above.

Revenues decreased compared to the same period in 1995. The decrease was primarily a result of a decrease in other income due to the receipt of $341,038 relating to the settlement of the Harbor Plaza Litigation in 1995, partially offset by an increase in the contractual value of the Sierra loan (due to the deferral of interest) on which the mortgage interest income is calculated.

Costs and expense increased for the year ended December 31, 1996 compared to the same period in 1995. The increase was primarily due to the provision for loan losses recorded on the Twin Oak loan, partially offset by a decrease in general and administrative expenses. General and administrative expenses decreased primarily as a result of decreased payroll related costs

1995 vs. 1994

Net income increased during 1995 compared to 1994. The increase is due to a greater increase in revenues than the increase in expenses for the year ended December 31, 1995 compared to 1994.

Revenues increased for the year ended December 31, 1995 compared to 1994 as a result of increases in other income and interest income, partially offset by a decrease in investment income. Other income increased primarily due to the receipt of $341,038 from the settlement of the Harborista litigation during 1995 as compared to the receipt in 1994 of approximately $247,000 from the Integrated settlement. Interest income increased when compared to the prior year due to an increase in working capital reserves combined with an increase in short term interest rates. Investment income decreased for the year ended December 31, 1995 compared to 1994 due to the cessation of the interest accrual related to the Twin Oak loan.

Costs and expenses increased for the year ended December 31, 1995 compared to 1994 due to an increase in general and administrative expenses. General and administrative expenses increased primarily due to an increase in the costs to administer the legal affairs of the Partnership partially offset by a decrease in payroll costs for 1995 versus 1994.

Other Legal Proceedings

None.

Item 8.         Financial Statements and Supplementary Data

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                      INDEX



     Independent Auditor's Report


     Independent Auditors' Report


     Financial Statements - Years ended
      December 31, 1996, 1995 and 1994


           Balance sheets

           Statements of income

           Statement of partners' equity

           Statements of cash flows

           Notes to financial statements




All financial statement schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

To the Partners of
Resources Accrued Mortgage Investors 2 L.P.
Greenwich, Connecticut

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Resources Accrued Mortgage Investors 2 L.P. ( a limited partnership) as of December 31, 1996 and 1995, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resources Accrued Mortgage Investors 2 L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Hays & Company



February 21, 1997
New York, New York

INDEPENDENT AUDITORS' REPORT


To the Partners of
Resources Accrued Mortgage Investors 2 L.P.

We have audited the accompanying statements of operations, partners' equity and cash flows of Resources Accrued Mortgage Investors 2 L.P. (a Delaware limited partnership) for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of Resources Accrued Mortgage Investors 2 L.P. for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

As more fully described in Note 4, the Partnership provided for significant losses on its investments in mortgage loans in 1993. As disclosed in Note 2, the determination of the allowance for loan losses is based upon projections of future economic events which are inherently subjective.





March 16, 1995

Deloitte & Touche

                        RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                                       BALANCE SHEETS


                                                                     December 31,
                                                             -----------------------------
                                                                  1996             1995
                                                             ------------     ------------
ASSETS

     Investments in mortgage loans (net of allowance
        for loan losses of $12,133,380 and $10,618,380 at
        December 31, 1996 and 1995) .....................    $ 16,616,033     $ 16,511,153
     Cash and cash equivalents ..........................       2,873,084        2,835,755
     Other receivable ...................................          11,899             --
                                                             ------------     ------------
                                                             $ 19,501,016     $ 19,346,908
                                                             ============     ============


LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Accounts payable and accrued expenses ..............    $    130,798     $    100,578
                                                             ------------     ------------

Commitments and contingencies (Notes 3, 4, and 6)

Partners' equity
     Limited partners' equity (187,919 units issued
        and outstanding) ................................      19,619,745       19,498,954
     General partners' deficit ..........................        (249,527)        (252,624)
                                                             ------------     ------------

        Total partners' equity ..........................      19,370,218       19,246,330
                                                             ------------     ------------

                                                             $ 19,501,016     $ 19,346,908
                                                             ============     ============

                            See notes to financial statements.

                        RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                                    STATEMENTS OF INCOME

                                                      Year ended December 31,
                                              -------------------------------------
                                                 1996          1995           1994
                                              ----------    ----------    ----------
Revenues
     Mortgage loans interest income ......    $1,619,880    $1,455,616    $1,533,217
     Short term investment interest ......       144,945       133,136        92,233
     Other income ........................        29,388       357,488       260,297
                                              ----------    ----------    ----------

                                               1,794,213     1,946,240     1,885,747
                                              ----------    ----------    ----------

Costs and expenses
     General and administrative expenses .       155,325       180,695       162,210
     Provision for loan losses ...........     1,515,000          --            --
                                              ----------    ----------    ----------

                                               1,670,325       180,695       162,210
                                              ----------    ----------    ----------

Net income ...............................    $  123,888    $1,765,545    $1,723,537
                                              ==========    ==========    ==========


Net income attributable to
     Limited partners ....................    $  120,791    $1,721,406    $1,680,449
     General partners ....................         3,097        44,139        43,088
                                              ----------    ----------    ----------

                                              $  123,888    $1,765,545    $1,723,537
                                              ==========    ==========    ==========

Net income per unit of limited partnership
     interest (187,919 units outstanding)     $     0.64    $     9.16    $     8.94
                                              ==========    ==========    ==========


See notes to financial statements.

                     RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                            STATEMENT OF PARTNERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996




                                       General         Limited          Total
                                       Partners'       Partners'       Partners'
                                        Deficit         Equity          Equity
Balance, January 1, 1994 ......     $  (339,851)     $16,097,099     $15,757,248

Net income - 1994 .............          43,088        1,680,449       1,723,537
                                    -----------      -----------     -----------
Balance, December 31, 1994 ....        (296,763)      17,777,548      17,480,785

Net income - 1995 .............          44,139        1,721,406       1,765,545
                                    -----------      -----------     -----------

Balance, December 31, 1995 ....        (252,624)      19,498,954      19,246,330

Net income - 1996 .............           3,097          120,791         123,888
                                    -----------      -----------     -----------

Balance, December 31, 1996 ....     $  (249,527)     $19,619,745     $19,370,218
                                    ===========      ===========     ===========


                         See notes to financial statements.

                             RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                                      STATEMENTS OF CASH FLOWS



                                                                   Year ended December 31,
                                                         -------------------------------------------
                                                              1996           1995           1994
                                                         -----------     -----------     -----------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS

Cash flows from operating activities

     Net income .....................................    $   123,888     $ 1,765,545     $ 1,723,537

     Adjustments to reconcile net income to
       net cash provided by operating activities
        Provision for loan losses ...................      1,515,000            --              --
        Non-cash interest earned
            on mortgage loans .......................     (1,619,880)     (1,455,616)     (1,533,217)

     Changes in assets and liabilities
        Other receivables ...........................        (11,899)           --              --
        Accounts payable and accrued expenses .......         30,220          27,204         (23,137)
                                                         -----------     -----------     -----------
            Net cash provided by operating activities         37,329         337,133         167,183
                                                         -----------     -----------     -----------

Net increase in cash and cash equivalents ...........         37,329         337,133         167,183

Cash and cash equivalents, beginning of year ........      2,835,755       2,498,622       2,331,439
                                                         -----------     -----------     -----------

Cash and cash equivalents, end of year ..............    $ 2,873,084     $ 2,835,755     $ 2,498,622
                                                         ===========     ===========     ===========

                                 See notes to financial statements.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1       ORGANIZATION

       Resources Accrued Mortgage Investors 2 L.P.  (formerly  Resources Accrued
       Mortgage  Investors  L.P.  - Series  87 and  Resources  Accrued  Mortgage
       Investors  L.P.  -  Series  88),  a  Delaware  limited  partnership  (the
       "Partnership"), was formed in August 1986 under the Delaware Revised Uniform Limited Partnership Law for the purpose of investing primarily in senior and junior accrued interest mortgage loans on properties owned or acquired principally by publicly or privately syndicated limited partnerships sponsored by affiliates of Integrated Resources, Inc. ("Integrated"), the former parent of the General Partners.

       The Partnership originally offered 400,000 units of limited partnership interest (the "Units") pursuant to the Prospectus dated April 12, 1988 (the "Prospectus") which was filed with the Securities and Exchange Commission as part of Post-Effective Amendment No. 2 to the Partnership's Registration Statement on Form S-11, Commission File No. 33-9705, as amended by supplements dated August 12, 1988, February 8, 1989, March 10, 1989, April 28, 1989 and June 26, 1989. In June 1988 the Partnership had its initial admission of limited partners, and its offering terminated on September 20, 1989. As of its final admission, which was effective October 1, 1989, the Partnership had accepted subscriptions for 187,919 Units (including Units owned by the initial limited partner) resulting in total gross proceeds of $46,979,750. Since all gross proceeds that were raised had not been invested or committed for investment, the Partnership was obligated, under the terms of the Prospectus, to return such uninvested funds. The Managing General Partner distributed these funds in the amount of $19,263,445, including interest of $857,598, in August, 1990.

       In August 1986, the Partnership admitted Resources Capital Corp. as the Administrative General Partner; RAM Funding, Inc. as the Investment General Partner; and Z Square G Partners II as the Associate General Partner. In September, 1986, the aforementioned general partners made capital contributions to the Partnership of $960, $20, and $20, respectively. The Administrative General Partner, Investment General Partner and Associate General Partner were originally entitled to receive 4.8%, .1% and .1%, respectively, of the Adjusted Cash From Operations, Disposition Proceeds and Allocations of Net Income and Loss, each as defined in the Prospectus. The initial limited partner was admitted in

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

       August, 1986, and made a capital contribution of $2,500 for ten Units. In May 1987, RAM Funding, Inc. purchased from Resources Capital Corp. its 4.8% general partner interest in the Partnership for $960. RAM Funding, Inc. then became the Managing General Partner of the Partnership. All of the undertakings and responsibilities originally assumed by Resources Capital Corp. were assumed by RAM Funding, Inc. as the Managing General Partner. Integrated, the parent of the Managing General Partner until November 3, 1994, agreed to such changes.

       In December 1987, RAM Funding, Inc. and Z Square G Partners II reduced their general partner interests from 4.9% and .1%, respectively, to 2.45% and .05%, respectively; accordingly, RAM Funding, Inc. and Z Square G Partners II were then entitled to receive 2.45% and .05%, respectively, of Adjusted Cash From Operations, Disposition Proceeds and Allocations of Net Income and Loss. In addition, the Limited Partners' interest in Adjusted Cash from Operations, Disposition Proceeds and Allocations of Net Income and Loss had increased from 95% to 97.5%.

2       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Investments in mortgage loans

       The Partnership principally invests in "zero coupon" senior and junior mortgage loans on properties owned or acquired by limited partnerships originally sponsored by affiliates of the General Partners. These loans generally contain provisions whereby the Partnership may be entitled to additional interest represented by participation in the appreciation of the underlying property.

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

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

2       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


       Interest method

       Under this method of accounting, the Partnership recognizes revenue as interest income over the term of the mortgage loan so as to produce a constant periodic rate of return. Interest income will not be recognized as revenue during periods where there are concerns about the ultimate realization of the interest or loan principal.

       Allowance for loan losses

       An allowance for loan losses is established based upon a quarterly review of each of the mortgage loans in the Partnership's portfolio. In performing this review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value at each year end. Accordingly, the Partnership may provide for additional losses in subsequent years and such provisions could be material.

       Financial statements

       The financial statements include only those assets, liabilities and results of operations which relate to the business of the Partnership.

       Cash and cash equivalents

       For the purpose of the statements of cash flows, the Partnership considers all short-term investments which have original maturities of three months or less to be cash equivalents.

       Substantially all of the Partnership's cash and cash equivalents are held at one financial institution.

       Fair value of financial instruments

       The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Partnership's financial instruments include cash and cash equivalents and investments in mortgage loans. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

2       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

       Net income per unit of limited partnership interest

       Net income per unit of limited partnership interest is computed based upon the number of units outstanding (187,919), during the years ended December 31, 1996, 1995, and 1994.

       Income taxes

       No provisions have been made for federal, state and local income taxes, since they are the personal responsibility of the partners.

       The income tax returns of the Partnership are subject to examination by federal, state and local taxing authorities. Such examinations could result in adjustments to Partnership income or losses, which changes could effect the income tax liability of the individual partners.

       Reclassifications

       Certain reclassifications have been made to the financial statements shown for the prior years in order to conform to the current year's classifications.

       Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

       The Managing General Partner of the Partnership, RAM Funding, Inc., was until November 3, 1994 a wholly-owned subsidiary of Integrated at which time, pursuant to the consummation of Integrated's Plan of Reorganization, the assets of Integrated were sold to Presidio Capital
       Corp. ("Presidio"). As of February 28, 1995, the Associate General Partner of the Partnership is Presidio AGP Corp., a Delaware Corporation ("Presidio AGP"), which replaced Z Square G Partners II, a New York general partnership comprised of a general partnership and individuals who were all former officers, directors and significant shareholders of Integrated. The general partners and certain affiliates of the general partners, are general partners in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may be in the future, in direct competition with the Partnership.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

3       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

       Wexford Management Corp. had been engaged to perform management and administrative services for Presidio and its direct and indirect subsidiaries as well as the Partnership. Wexford Management Corp. was engaged to perform similar services for other similar entities that may be in competition with the Partnership. Effective January 1, 1996, Wexford Management Corp., formerly Concurrency Management Corp., assigned its agreement to provide management and administrative services to Presidio and its subsidiaries to Wexford Management LLC ("Wexford"). During 1996 the Partnership paid Wexford $30,813 for management and administrative services rendered.

       Subject to the rights of the Limited Partners under the agreement of limited partnership of the Partnership, as amended (the "Limited Partnership Agreement"), Presidio will control the Partnership through its direct or indirect ownership of all of the shares of the Managing General Partner, and as of February 28, 1995, the Associate General Partner. Presidio was managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio. Presidio Management is responsible for the day-to-day management of Presidio and among other things, has authority to designate directors of the Managing General Partner and the Associate General Partner. In March 1996, Presidio Management assigned its agreement for the day to day management of Presidio to Wexford.

       Presidio is a liquidating company. Although it has no immediate plans to do so, it will ultimately seek to dispose of the interests it acquired from Integrated through liquidation; however, there can be no assurance of the timing of such transaction or the effect it may have on the Partnership.

       Presidio has elected new directors for the Managing General Partner. However, one of its executive officers remains the same and certain of Integrated's former employees who performed services with respect to the Partnership are employed by Wexford, which provides administrative services to Presidio, its direct and indirect subsidiaries, as well as to the Partnership.

       The Partnership has invested principally in mortgage loans on properties owned or acquired by privately syndicated limited partnerships originally sponsored by Integrated. Transactions entered into between the
       Partnership and affiliates of Integrated are subject to inherent conflicts of interest.

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

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


4       INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

       All of the Partnership's mortgage notes, with the exception of the Harborista Loan, contain a provision which requires the borrowers to provide current appraisals based upon certain conditions or in some cases upon request.

       The Partnership has prepared internal appraisals from Twin Oak Plaza Associates ("Twin Oak"), High Cash Partners, L.P. ("High Cash"), each of whose general partners are affiliated with the Managing General Partner of the Partnership. Additionally, all of the loans, with the exception of the Harborista Loan, contain a provision that requires that if the appraisal indicates that the value of all indebtedness senior to and including the Partnership's loan, taking into account principal plus accrued interest in excess of 5% per annum, exceeds 85% of the then current appraisal, the borrower must repay the indebtedness to a point where the 85% loan to value ratio is restored. The Twin Oak and High Cash borrowers may not have sufficient assets available to restore the 85% loan to value ratio.

       While there are risks inherent in a zero-coupon nonrecourse senior or junior mortgage loan portfolio, the above described provisions were intended to provide some mitigation of these risks. However, in the event a borrower is required to make a payment under such loan provisions, there can be no assurance that the borrower will be able to make such payments.

       Harborista Loan

       A $10,000,000 second mortgage loan (`the Harborista Loan") to Harborista Associates, L.P. is secured by an office building, commonly known as the Harbor Plaza, located in Boston, Massachusetts (the "Harbor Plaza"). The Harborista Loan was funded on February 13, 1989 and bears interest at the rate of 13.307% per annum, compounded monthly and was originally due on December 1, 1998, at which time a balloon payment of approximately $36,000,000 would be due and payable. Harbor Plaza is also encumbered by a first mortgage loan in the amount of $24,475,000 held by Northwestern Mutual Life Insurance Co. ("Northwestern"). The first mortgage was due to mature on December 1, 1995, but was extended until December 1, 1999.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4       INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

       Harborista Loan (continued)

       In 1993, based upon information that the cash flow from the tenant at Harbor Plaza was far below the amount of rental payments due under the Master Lease, the condition of the Boston real estate market and the likelihood that the public works construction which had adversely affected Harbor Plaza would continue for some time, there was a substantial likelihood that the Harborista Associates, L.P. would not be able to refinance the Northwestern Mortgage when it matured. For these reasons, during 1993 management determined that interest on the Harborista Loan should cease to accrue and that an allowance for loan losses was necessary for the entire carrying value of the Harborista Loan which amounted to $10,618,380. In addition, if 470 Atlantic Management Corp. ("470"), the Master Lessee of Harbor Plaza, was successful in the lawsuit referred to below, it may have resulted in an attempted foreclosure by Northwestern.

       On December 13, 1991 a Summons and Complaint was issued by 470. The defendants in the lawsuit were Harborista Associates L.P., Harbor Plaza Property Credit Corp., an unsecured lender to Harborista Associates, L.P., which was also an affiliate of Integrated, and Northwestern. The Partnership was not named as a defendant in this lawsuit. Each of the defendants to this lawsuit had filed separate motions to dismiss. In a joint hearing held in June 1992, the Court denied the motions to dismiss. An attempt was made to join the Commonwealth of Massachusetts as a party-defendant in the lawsuit. This attempt to join the Commonwealth to this action was dismissed by the Court in July, 1993. In its complaint, 470 requested a declaratory judgment that a Substantial Taking (as defined in the Master Lease) of Harbor Plaza had occurred, thus permitting 470 to terminate their Master Lease.

       Their complaint was as follows:

       1  That the  Commonwealth of  Massachusetts,  with respect to the Central
          Artery Project and Third Harbor Tunnel Project, has rendered the continued use of the building as an economically unsound office, so as to constitute a Substantial Taking and therefore, that the Master Lease is terminated by its terms.

       2 That the essential purpose of the Master Lease has been frustrated by the actions of the Commonwealth and therefore 470's obligations under the Master Lease are discharged.

       In the complaint, 470 also sought a preliminary injunction prohibiting Harborista Associates, L.P. from declaring a default under the Master Lease so long as 470 pays its Master Lease rental payments into an escrow account or to the Court, pending the final outcome of this lawsuit. In June, 1993 the Court denied 470's motion to have its rental payments escrowed.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4       INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

       Harborista Loan (continued)

       Since June 1993, Northwestern and 470 had held private discussions with the aim of settling this matter out of court. Court action had been stayed pending these discussions.

       In December 1995, this litigation was settled. As part of the settlement, the Partnership received a payment of $341,038 (included in other income for 1995 in the accompanying statement of income) in exchange for, among other things, extending its mortgage until 1999 and subordinating its lien to any new monies invested in the Harbor Plaza.

       Twin Oak loan

       The first mortgage on this property, which is held by an unaffiliated third party, was due to mature on July 1, 1993, however, during 1993, this loan was extended for three years until July 1, 1996. The Twin Oak borrower is negotiating an extension of the first mortgage. While negotiations are in progress, the Twin Oak borrower has deferred some debt service payments on its first mortgage, and is using the cash flow to make repairs to the property. If negotiations are not successful, it is not possible to predict what impact this will have on the Partnership.

       In January 1995, the Partnership ceased accruing interest on the Twin Oak loan due to the fact that McCrory, a tenant occupying approximately 13% of the retail space, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code which significantly reduced the value of the property. McCrory successfully petitioned the Court to terminate its lease and vacated the premises in March 1995.

       As a result of the continued vacancy of the former McCrory space and uncertainties regarding its lease-up, a decline in the economic environment in the surrounding area of the Twin Oak Shopping Center and negotiations with the first mortgage lender regarding an extension of its loan which was due July 1, 1996, cash flow projections were performed during the second quarter of 1996 which indicated that the estimated fair value of the Twin Oak property was approximately $4,530,000 at that time. The contractual balance of the first mortgage loan at June 30, 1996 was approximately $3,890,000, necessitating a provision for loan losses of $1,515,000 to reduce the carrying value of the loan to approximately $640,000.

       As of December 31, 1996, the McCrory space has been leased to Scotty's Hardware who will begin paying rent to the Twin Oak borrower in April 1997.

       Information  with  respect  to  the   Partnership's   mortgage  loans  is
       summarized as follows:

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4       INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

       Twin Oak loan (continued)

       Interest recognized by year for each mortgage loan is summarized as follows:

Year ended December 31,

Description                              1996            1995            1994
-----------                              ----            ----            ----
Shopping Centers

Sierra Marketplace..............      $1,619,880      $1,455,616      $1,308,011
Reno, Nevada

Twin Oak
Ft. Lauderdale, Florida ........            --              --           225,206
                                      ----------      ----------      ----------
                                      $1,619,880      $1,455,616      $1,533,217
                                      ==========      ==========      ==========

                    RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4       INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)




                                                                                           Mortgage      Mortgage      Mortgage
                                    Interest  Compound             Loan      Maturity       Amount      Purchased      Placement
Description                          Rate %   Period    Type       Date        Date        Advanced      Interest        Fees
-----------                          ------   ------    ----       ----        ----        --------      --------        ----
Office Building
  Harbor Plaza                       13.307   Monthly    2nd     13-Feb-89    1-Dec-98    $10,000,000     $23,513      $594,867
  Boston, Mass (a)

Shopping Centers
  Sierra Marketplace (b)(c)          11.220   Monthly    1st     10-Feb-89    28-Feb-01     6,500,000          -        385,757
  Reno, Nevada

  Twin Oak (b)                       12.280   Annually   2nd     3-Apr-90      1-May-02     1,200,000          -         71,218
  Ft. Lauderdale, Florida
                                                                                          -----------     -------    ----------
                                                                                          $17,700,000     $23,513    $1,051,842
                                                                                          ===========     =======    ==========

                                                                                Carrying Value             Contractual Balance
                                                                        -----------------------------  ----------------------------
                              December 31,    1995 and                    December 31,   December 31,   December 31,   December 31,
Description                        1996        Prior       Reserves          1996           1995            1996            1995
-----------                  ------------  -----------   ------------   --------------  -------------  -------------   ------------
Office Building
  Harbor Plaza ............  $       --    $       --    $(10,618,380)  $       --      $       --     $ 28,385,002    $ 24,866,545
  Boston, Mass (a)

Shopping Centers
  Sierra Marketplace (b)(c)     1,619,880     7,473,718          --       15,979,355     14,359,475      15,688,574      14,030,786
  Reno, Nevada

  Twin Oak (b) ............          --         880,460    (1,515,000)       636,678      2,151,678       2,614,938       2,329,981
  Ft. Lauderdale, Florida
                            -------------  ------------  ------------   ------------    -----------    ------------    ------------
                             $  1,619,880     8,354,178  $(12,133,380)  $ 16,616,033    $16,511,153    $ 46,688,514    $ 41,227,312


                    RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4       INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

       A summary of mortgage loan activity is summarized as follows:

                                   Investment      Interest
                                     Method         Method             Total
                                   ----------   ------------       ------------

Balance, January 1, 1994 .......      $--       $ 13,522,320       $ 13,522,320

Interest recognized ............       --          1,533,217          1,533,217
                                      ----      ------------       ------------

Balance, December 31, 1994 .....       --         15,055,537         15,055,537

Interest recognized ............       --          1,455,616          1,455,616
                                      ----      ------------       ------------

Balance, December 31, 1995 .....       --         16,511,153         16,511,153

Interest recognized ............       --          1,619,880          1,619,880

Provision for loan losses ......       --         (1,515,000)        (1,515,000)
                                      ----      ------------       ------------

Balance, December 31, 1996 .....      $--       $ 16,616,033       $ 16,616,033
                                      ====      ============       ============

       Unaudited financial information for Harbor Plaza, which is a mortgage loan accounted for under the investment method which exceeds 10% of the Partnerships original capital contributions, is not presently available.

5       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

       Accounts payable and accrued expenses consist of the following:

                                                              December 31,
                                                     ---------------------------
                                                        1996               1995
                                                     --------           --------
Overhead reimbursements ..................           $ 73,041           $ 53,913
Professional fees ........................             35,312             34,610
Printing charges .........................              8,466              8,846
Other ....................................             13,979              3,209
                                                     --------           --------
                                                     $130,798           $100,578
                                                     ========           ========

                    RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


6       COMMITMENTS AND CONTINGENCIES

       Status of Integrated

       On February 13, 1990, Integrated, the sole shareholder of the Managing General Partner, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. While Integrated's Bankruptcy did not directly affect the Partnership's operations, it has resulted in certain changes.

       On August 8, 1994, the Bankruptcy Court confirmed a Plan of Reorganization (the "Steinhardt Plan") proposed by Steinhardt Management Company, Inc. and the Official Committee of Subordinated Bondholders and on November 3, 1994 the Steinhardt Plan was consummated. Presidio purchased substantially all of the assets of Integrated, including its interest in the Managing General Partner. Presidio is a British Virgin Islands corporation owned 12% by IR Partners, a general partnership, and 88% by former creditors of Integrated.

       The Partnership filed a Proof of Claim against Integrated in the Integrated's Chapter 11 proceeding with respect to certain potential and unliquidated claims and disputes involving Integrated and its affiliates. These claims and disputes have not resulted in any adjustments to the accompanying financial statements, nor is it possible to determine at this time whether such adjustments may be warranted in the future. A portion of this claim has been allowed in the amount of $691,791. Under the Steinhardt Plan, a cash distribution equal to approximately 35.8% of the allowed claim was made to the Partnership. In December 1994, the Partnership received $247,613 in full settlement of the portion of this allowed claim, which is included in other income in the statement of income for the year ended December 31, 1994.

7       RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO
       TAX BASIS

       The Partnership files its tax returns on an accrual basis. Additionally, the Partnership presently recognizes interest income on all of its investments in mortgage loans using the interest method for tax purposes. For financial statement purposes, mortgage loans accounted for under the investment method recognize income as described in Note 2.

                    RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

       A reconciliation of net income per financial statements to the tax basis of accounting is as follows:

                                                 Year ended December 31

                                             1996          1995          1994
                                          ----------    ----------    ----------
Net income per
   financial statements ..............    $  123,888    $1,765,545    $1,723,537

Interest income recognized for tax
   purposes in excess of amounts
   recognized for financial statements     3,682,033     3,249,413     2,642,468

Provision for loan losses ............     1,515,000          --            --
                                          ----------    ----------    ----------

Net income per tax basis .............    $5,320,921    $5,014,958    $4,366,005
                                          ==========    ==========    ==========


7 RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS (continued)

       The differences between the Partnership's net assets per financial statements and tax basis of accounting are as follows:

                                                              December 31
                                                      --------------------------
                                                          1996           1995
                                                      -----------    -----------
Net assets per financial statements ..............    $19,370,218    $19,246,330

Interest income recognized for tax purposes
  in excess of amounts recognized for financial
  statements .....................................     18,602,113     14,920,080

Allowance for loan losses ........................     12,133,380     10,618,380

Syndication costs ................................      2,230,944      2,230,944
                                                      -----------    -----------

Net assets per tax basis .........................    $52,336,655    $47,015,734
                                                      ===========    ===========

PART III

Item 10.        Directors and Executive Officers of Registrant.

There are no officers or directors of Registrant. The Managing General Partner has overall administrative responsibility for Registrant's operations and for the selection, evaluation, negotiation and disposition of Mortgage Loans. The Associate General Partner will not devote any material amount of its business time and attention to the affairs of Registrant. The Managing General Partner is a wholly-owned subsidiary of Presidio and was incorporated in Delaware in September 1985. The Managing General Partner also serves as the investment general partner of Resources Accrued Mortgage Investor L.P. -- Series 86 ("RAM 86").

Based on a review of Forms 3 and 4 and amendments thereto furnished to Registrant pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during its most recent fiscal year and Forms 5 and amendments thereto furnished to Registrant with respect to its most recent fiscal year and written representations received pursuant to Item 405(b)(2)(i) of Regulation S-K, none of the directors or officers of the General Partners, or beneficial owners of more than 10% of the Units failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal or prior fiscal years. However, no written representations were received from the partners of the former Associate General Partner.

As of March 15, 1997, the names and ages of, as well as the positions held by, the officers and directors of the Managing General Partner were as follows:

                                                                                  Has served as a
                                                                                  Director and/or
     Name                Age             Position                                 Officer since
     ----                ---             --------                                 -------------
  Frank Goveia           50         Director                                      October  1986
-------------------------------- --------------------------------------------- --------------------
  Frederick Simon        42         President                                     February 1996
-------------------------------- --------------------------------------------- --------------------
  Jay L. Maymudes        36         Director, Vice President, Secretary and       November 1994
                                      Treasurer
-------------------------------- --------------------------------------------- --------------------
  Arthur H. Amron        40         Vice President and Assistant Secretary        November 1994
-------------------------------- --------------------------------------------- --------------------
  Robert Holtz           29         Vice President                                November 1994
-------------------------------- --------------------------------------------- --------------------
  Mark Plaumann          41         Vice President                                March   1995
---------------------------------- ---------- -----------------------------------------------------

Frank Goveia has served as Chief Operating Officer and Senior Vice President of Wexford since January 1996. From July 1994 to December 1995, Mr. Goveia was a Vice President of Wexford Management Corp. Mr. Goveia was associated with Integrated from February 1983 to November 1994, and was a Senior Vice President since 1990, primarily involved in financial reporting and controls.

Frederick Simon was a Senior Vice President of Wexford Management Corp. from November 1995 to December 1995. Since January 1996, Mr. Simon has been a Senior Vice President of Wexford. He is also a Vice President of Resurgence Properties Inc. ("Resurgence"), a company engaged in diversified real estate activities. From January 1994 through November 1995, Mr. Simon was an independent real estate investor. From 1984 through 1993, Mr. Simon was Executive Vice President and a Partner of Greycoat Real Estate Corporation, the United States arm of Greycoat PLC, a London stock exchange real estate investment and development company.

Jay L. Maymudes has been the Chief Financial Officer, a Vice President and Treasurer of Presidio since its formation in August 1994 and the Chief Financial Officer and a Vice President of Resurgence since July 1994, Secretary of Resurgence since January 1995 and Assistant Secretary from July 1994 to January 1995. Since January 1, 1996, Mr. Maymudes has been the Chief Financial Officer and a Senior Vice President of Wexford and was the Chief Financial Officer and a Vice President of Wexford Management Corp. from July 1994 to December 1995. From December 1988 through June 1994, Mr. Maymudes was the Secretary and Treasurer, and since February 1990 was the Senior Vice President of Dusco, Inc., a real estate investment advisor.

Arthur H. Amron has been a Vice President of certain subsidiaries of Presidio since November 1994. Since January 1996, Mr. Amron has been a Senior Vice President and the General Counsel of Wexford. Also, from November 1994 to December 1995, Mr. Amron was the General Counsel and, since March 1995, a Vice President of Wexford Management Corp. From 1992 through November 1994, Mr. Amron was an attorney with the law firm of Schulte, Roth and Zabel. Previously, Mr. Amron was an attorney with the law firm of Debevoise & Plimpton.

Robert Holtz has been a Vice President and Secretary of Presidio since its formation in August 1994 and a Vice President and Assistant Secretary of Resurgence since its formation in March 1994. Since January 1, 1996, Mr. Holtz has been a Senior Vice President and member of Wexford and was a Vice President of Wexford Management Corp. from May 1994 to December 1995. From 1989 through May 1994, Mr. Holtz was employed by, and since 1993 was a Vice President of, Bear Stearns Real Estate Group, Inc., where he was responsible for analysis, acquisitions and management of the assets owned by Bear Stearns Real Estate and its clients.

Mark Plaumann has served as Director and Vice President of Presidio since March 1995. Mr. Plaumann has been a Senior Vice President of Wexford since January 1996. From February 1995 through December 1995, Mr. Plaumann had been a Senior Vice President of Wexford Management Corp. Mr. Plaumann was employed by Alvarez and Marsel, Inc. as a Managing Director from February 1990 through January 1995, by American Healthcare Management Inc. from February 1985 to January 1990 and by Ernst & Young from January 1973 to February 1985.

There are no family relationships between any executive officer and any other executive officer or director of the Managing General Partner.

In December 1994, Z Square G Partners II notified Registrant of its withdrawal as the Associate General Partner of Registrant. The withdrawal became effective, after 60 days prior written notice to Limited Partners, on February 28, 1995. Upon the effective date of such withdrawal, Presidio Associate GP Corp. became the Associate General Partner. As of March 15, 1997 the names of, as well as the positions held by the officers and directors of the Associate General Partner, were as follows:

                                                                                     Has served as a
                                                                                     Director and/or
        Name               Age            Position                                   Officer since
        ----               ---            --------                                   -------------
 Robert Holtz              29     Director and President                                March 1995
 ----------------------------------------------------------------------------------------------------
 Mark Plaumann             41     Director and Vice President                           March 1995
 ----------------------------------------------------------------------------------------------------
 Jay L. Maymudes           36     Vice President, Secretary and Treasurer               March 1995
 ----------------------------------------------------------------------------------------------------
 Arthur H. Amron           40     Vice President and Assistant Secretary                March 1995
 ----------------------------------------------------------------------------------------------------

See the biographies of the above named officers and directors in the preceding section.

Many of the above officers and directors of the Managing General Partner and Associate General Partner are also officers and/or directors of the general partners of other public partnerships affiliated with Presidio or of various subsidiaries of Presidio.

Item 11.         Executive Compensation.

Registrant is not required to and did not pay remuneration to the officers and directors of the Managing General Partner or the general partners of the former Associate General Partner. Certain officers and directors of the Managing General Partner receive compensation from the Managing General Partner and/or its affiliates (but not from Registrant) for services performed for various affiliated entities, which may include services performed for Registrant; however, the Managing General Partner believes that any compensation attributable to services performed for Registrant is not material. See Item 13, "Certain Relationships and Related Transactions."

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

As of March 1, 1997, only the following entity was known by Registrant to be the beneficial owner of more than 5% of the Units of Registrant.

                                           Number of Units  Percentage of Units
Limited Partner                               Owned           Outstanding
---------------                               -----           -----------
Los Angeles County                            12,000             6.39%
Painting Industry Pension Trust Fund
P.O. Box 7887
3601 Alameda Avenue #300
Burbank, CA  91510

As of March 1, 1997, neither of the General Partners nor their officers and directors was known by Registrant to beneficially own Units or shares of Presidio, the parent of the General Partners.

As of March 1, 1997 there were outstanding 8,766,569 shares of Class A common stock of Presidio (the "Shares"). The following table sets forth certain information known to Registrant with respect to beneficial ownership of the Shares of Presidio as of March 1, 1997, by each person who beneficially owns 5% or more of the Class A Shares, U.S. $.01 par value. The holders of Class A Shares are entitled to elect three out of the five members of the Presidio's Board of Directors with the remaining two directors being elected by holders of the Class B Shares, U.S. $.01 par value of Presidio.

                                          Beneficial       Ownership Number of
Name of Beneficial Owner                   Shares         Percentage Outstanding
------------------------                   ------         ----------------------
Thomas F. Steyer/Fleur A. Fairman        4,553,560(1)             51.8%

John M. Angelo/Michael L. Gordon         1,231,762(2)             14.0%

Intermarket Corp.                        1,000,918(3)             11.4%

M. H.Davidson & Co.                        474,205(4)              5.4%


(1)    As the  managing  partners of each of  Farallon  Capital  Partners,  L.P.
       ("FCP"), Farallon Capital Institutional Partners, L.P. ("FCIP"), Farallon
       Capital Institutional Partners II, L.P. ("FCIP II") and Tinicum Partners,
       L.P. ("Tinicum"),  (collectively, the "Farallon Partnerships"),  may each be deemed to own  beneficially for purposes of Rule 13d-3 of the Exchange
       Act  the   1,397,318,   1,610,730,   607,980  and  241,671  shares  held,
       respectively, by each of such Farallon Partnerships.

       Farallon Capital Management, LLC ("FCMLLC"), the investment advisor to certain discretionary accounts which collectively hold 695,861 shares and Enrique H. Boilini, David I. Cohen, Joseph F. Downes, Jason M. Fish,
       Andrew B. Fremder, William F. Mellin, Steven L. Millham, Meridee A. Moore and Thomas F. Steyer, as a managing member of FCMLLC (collectively, the "Managing Members") may be deemed to be the beneficial owner of all of the shares owned by such discretionary accounts. FCMLLC and each Managing
       Member disclaims any beneficial ownership of such shares.

       Farallon Partners,  LLC ("FPLLC") (the general partner of FCP, FCIP, FCIP
       II and Tinicum),  and each of Fleur A. Fairman,  Mr. Boilini,  Mr. Cohen,
       Mr. Downes, Mr. Fish, Mr. Fremder, Mr. Mellin, Mr. Millham, Ms. Moore and
       Mr. Steyer, each as managing member of FPLLC (collectively, the "Managing
       Members"), may be deemed to be the beneficial owner of all of the shares owned by FCP, FCIP, FCIP II and Tinicum. FPLLC and each managing Member disclaims any beneficial ownership of such shares.

(2)    John  M.  Angelo  and  Michael  L.  Gordon,   the  general  partners  and
       controlling persons of AG Partners, L.P., which is the general partner of
       Angelo,  Gordon & Co., L.P., may be deemed to have  beneficial  ownership under  Section 13(d) of the Exchange Act of the  securities  beneficially owned by Angelo, Gordon & Co., L.P. and its affiliates.  Angelo, Gordon &
       Co., L.P., a registered investment advisor,  serves as general partner of various  limited  partnerships  and as investment  advisor of third party accounts with power to vote and direct the  disposition of Class A Shares owned by such limited partnerships and third party accounts.

(3)    Intermarket   Corp.   serves  as  General  Partner  for  certain  limited
       partnerships  and as  investment  advisor  to  certain  corporations  and foundations. As a result of such relationships,  Intermarket Corp. may be deemed  to have the  power to vote and the  power to  dispose  of Class A shares held by such partnerships, corporations and foundations.

(4)    Marvin H. Davidson,  Thomas L. Kempner Jr.,  Stephen M. Dowicz,  Scott E.
       Davidson and Michael J. Leffell, the general partners, members and stockholders of certain entities that are general partners or investment advisors of Davidson Kempner Endowment Partners, L.P., Davidson Kempner
       Partners,  L.P.,  Davidson  Kempner  Institutional  Partners,  L.P., M.H.
       Davison and Co. Davidson Kempner  International Ltd.  (collectively,  the
       "Investment Funds"), may be deemed to be the beneficial owners under Sections 13(d) of the Exchange Act of the securities beneficially owned by the Investment Funds and their affiliates.

       In  addition,   Mr.  Kempner  owns  800  shares  and  may  be  deemed  to
       beneficially  own  certain  securities  held by certain  foundations  and trusts. Mr. Kempner disclaims beneficial ownership of such shares.

All of Presidio's Class B Shares are owned by IR Partners. Such Class B Shares are convertible in certain circumstances into 1,200,000 Class A Shares; however, such shares are not convertible at present. IR Partners is a general partnership whose general partners are Steinhardt Management, certain of its affiliates and accounts managed by it and Roundhill Associates. Roundhill Associates, is a limited partnership whose general partner is Charles E. Davidson, the principal of Presidio Management, the Chairman of the Board of Presidio and a Member of Wexford. Joseph M. Jacobs, the Chief Executive Officer and President of Presidio and a Member and the President of Wexford, has a limited partner's interest in Roundhill Associates. Pursuant to Rule 13d-3 under the Exchange Act, each of Michael H. Steinhardt, the controlling person of Steinhardt Management and its affiliates and Charles E. Davidson may be deemed to be beneficial owners of such 1,200,000 shares.

Shares held by each Class A Director of Presidio were issued pursuant to a Memorandum of Understanding Regarding Compensation of Class A Directors of Presidio. (See "Executive Compensation - Compensation of Directors.")

The address of Thomas F. Steyer and the other individuals mentioned in footnote 1 to the table above (other than Fleur A. Fairman) is c/o Farallon Capital Partners, L.P., One Maritime Plaza, San Francisco, California 94111 and the address of Fleur A. Fairman is c/o Farallon Capital Management, Inc., 800 Third Avenue, 40th Floor, New York, New York 10022. The address of Angelo, Gordon & Co., L.P. and its affiliates is 245 Park Avenue, 26th Floor, New York, New York 10167. The address for Intermarket Corp. Is 667 Madison Avenue, New York, New York 10021. The address for M. H. Davidson and Co. is 885 Third Avenue, New York, New York, 10022.

Item 13.        Certain Relationships and Related Transactions.

The General Partners, during Registrant's year ended December 31, 1996, earned or received compensation or payments for services from or with respect to Registrant (or Integrated or Presidio) as follows:

                                    Capacity in Which Served
     Name of Recipient             or Services Performed           Compensation
     -----------------             ---------------------           ------------
RAM Funding, Inc.                Managing General Partner             (1)

Presidio AGP Corp.               Associate General Partner            (1)


(1) The General Partners were not entitled to any payment for services from or with respect to Registrant, Integrated or Presidio. However, the General Partners, pursuant to the Partnership Agreement, are entitled to receive 2.5% of Registrant's income, loss, capital and distributions (2.45% to the Managing General Partner and .05% to the Associate General Partner) including without limitation Registrant's cash flow from operations and disposition proceeds. No distributions are expected to be made from operations inasmuch as all interest and principal due on the Mortgage Loans is deferred until maturity, unless there are prepayments of Mortgage Loans. For the year ended
           December 31, 1996, the General Partners were allocated an aggregate of $133,023 of taxable income ($130,362 to the Managing General
           Partner and $2,661 to the Associate General Partner).

In addition, certain officers and directors of the General Partners receive compensation from the General Partners and/or their affiliates (but not from Registrant) for services performed for various affiliated entities, which may include services performed for Registrant.

PART IV

Item 14.   Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)(1)     Financial Statements
            See Item 8, "Financial Statements and Supplementary Data."


(a)(2)     Financial Statement Schedules
            None.

           All schedules have been omitted because they are inapplicable, not required, or the information is included in the Financial Statements or Notes thereto.


(a)(3)     Exhibits
3. Certificate of Limited Partnership filed August 14, 1986 (incorporated by reference to Exhibit 3B as filed as part of Pre-Effective Amendment No. 1 filed on May 14, 1987 ("Pre-Effective Amendment") to the Registration Statement) and Amendments to
           Certificate of Limited Partnership filed on March 12, 1987, May 7, 1987 (incorporated by reference as filed as part of Pre-Effective Amendment to the Registration Statement) and February 5, 1988 (incorporated by reference to Post-Effective Amendment No. 2 to the Registration Statement).

4.

(A) Amended and Restated Agreement of Limited Partnership (incorporated by reference to Exhibit 3A as filed as part of Post-Effective Amendment No. 2 filed on March 23, 1988 ("Post-Effective Amendment No. 2") to the Registration Statement).

(B) Amendment No. 1 to Amended and Restated Partnership Agreement dated as of June 1, 1988, incorporated by reference to Exhibit 4(B) of the 1988 10-K.

(C) Amendment No. 2 to Amended and Restated Partnership Agreement (incorporated by reference to Supplement No. 1 dated August 12, 1988 to the Prospectus as filed pursuant to Rules 424(b)(3) and 424(c).

10.

(A) Agreement with Associate General Partner dated as of May 17, 1988 among Integrated, RAM Funding, Inc. and Z Square G Partners II, incorporated by reference to Exhibit 10(B) of the 1988 10-K.

(B)        Mortgage  Services  Agreement  dated as of  April  12,  1988  between
           Registrant  and RAM  Funding,  Inc.,  incorporated  by  reference  to
           Exhibit 10(C) of the 1988 10-K.

(C) Deed of Trust, Assignment of Rents, Fixture Filing and Security Agreement among High Cash Partners, L.P., Truster; First Commercial Title, Inc., Trustee and Resources Accrued Mortgage Investors 2 L.P., Beneficiary, dated February 10, 1989 (incorporated by reference to
           Exhibit  10(a) of  Registrant's  Current  Report  on Form  8-K  dated
           February 13, 1989 (hereinafter referred to as the February 13, 1989 Form 8-K)).

(D) Registered Note among High Cash Partners L.P. and Resources Accrued Mortgage Investors 2 L.P., dated February 10, 1989 (incorporated by reference to Exhibit 10(b) of the February 13, 1989 Form 8-K).

(E) Assignment of Leases and Rents among High Cash Partners L.P. and Resources Accrued Mortgage Investors 2 L.P., dated February 10, 1989 (incorporated by reference to Exhibit 10(c) of the February 13, 1989 Form 8-K).

(F) Power of Sale Mortgage, Assignment of Rents and Security Agreement (also constituting a financing statement) from Harborista Associates Limited Partnership Mortgagor, to Resources Accrued Mortgage Investors 2 L.P. Mortgagee, dated January 31, 1989 (incorporated by reference to Exhibit 10(d) of the February 13, 1989 Form 8-K).

(G) Note among Harborista Associates Limited Partnership and Resources Accrued Mortgage Investors 2 L.P. dated January 31, 1989 (incorporated by reference to Exhibit 10(e) of the February 13, 1989 Form 8-K).

(H) Assignment of Leases and Rents from Harborista Associates Limited Partnership Assigns to Resources Accrued Mortgage Investors 2 L.P., Assignee, dated January 31, 1989 (incorporated by reference to
           Exhibit 10(f) of the February 13, 1989 Form 8-K).

(I) Mortgage, Assignment of Rents and Security Agreement dated as of April 1, 1990 between Twin Oak Plaza Associates, L.P. and Resources Accrued Mortgage Investors 2 L.P. (incorporated by reference to
           Exhibit 10(A) of the April 3, 1990 Form 8K).

(J)        Note as of April 3, 1990 between Twin Oak Plaza Associates,  L.P. and
           Resources  Accrued  Mortgage   Investors  2  L.P.   (incorporated  by
           reference to Exhibit 10(B) of the April 3, 1990 Form 8K).

(K) Loan Commitment dated as of April 11, 1990 between Twin Oak Plaza Associates, L.P. and Resources Accrued Mortgage Investitures 2 L.P. (incorporated by reference to Exhibit 10(D) of the April 3, 1990 Form
           8K).

(L) Amendment to Agreement dated as of June 20, 1990 among Registrant, the Managing General Partner and Rosenberg and Rosenberg, Ltd. (incorporated by reference to Exhibit 10(O) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.)

(M) Amended and Restated Intercreditor Agreement between The Northwestern Mutual Life Insuance Company and Registrant, dated as of November 1, 1994.

(N)        Amendment  of  Mortgage,   Note  and  Other  Loan  Documents  between
           Harborista Associates Limited Partnership and Registrant, dated as of November 1, 1994.


(b)        Reports on Form 8-K

           Registrant filed the following reports on Form 8-K during the last quarter of the fiscal year:

           None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1997.

RESOURCES ACCRUED MORTGAGE
INVESTORS 2 L.P.


By:      RAM FUNDING, INC.,
         Managing General Partner


By:      /s/Frederick Simon                      Date:  March 29, 1997
         ------------------
         Frederick Simon
         President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in their capacities as directors and/or officers (with respect to the Managing General Partner) and on the dates indicated.

   Signature                     Title                               Date
   ---------                     -----                               ----


/s/Frank Goveia             Director and Vice President          March 29, 1997
Frank Goveia                (Principal Executive Officer)

/s/Jay L. Maymudes          Director, Vice President,            March 29, 1997
------------------
Jay L. Maymudes             Secretary and Treasurer
                            (Principal Financial Officer
                            and Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit
-------

3. Certificate of Limited Partnership filed August 14, 1986 (incorporated by reference to Exhibit 3B as filed as part of Pre-Effective Amendment No. 1 filed on May 14, 1987 ("Pre-Effective Amendment") to the Registration Statement) and Amendments to
           Certificate of Limited Partnership filed on March 12, 1987, May 7, 1987 (incorporated by reference as filed as part of Pre-Effective Amendment to the Registration Statement) and February 5, 1988 (incorporated by reference to Post-Effective Amendment No. 2 to the Registration Statement).

4.

(A) Amended and Restated Agreement of Limited Partnership (incorporated by reference to Exhibit 3A as filed as part of Post-Effective Amendment No. 2 filed on March 23, 1988 ("Post-Effective Amendment No. 2") to the Registration Statement).

(B) Amendment No. 1 to Amended and Restated Partnership Agreement dated as of June 1, 1988, incorporated by reference to Exhibit 4(B) of the 1988 10-K.

(C) Amendment No. 2 to Amended and Restated Partnership Agreement (incorporated by reference to Supplement No. 1 dated August 12, 1988 to the Prospectus as filed pursuant to Rules 424(b)(3) and 424(c).

10.

(A) Agreement with Associate General Partner dated as of May 17, 1988 among Integrated, RAM Funding, Inc. and Z Square G Partners II, incorporated by reference to Exhibit 10(B) of the 1988 10-K.

(B)        Mortgage  Services  Agreement  dated as of  April  12,  1988  between
           Registrant  and RAM  Funding,  Inc.,  incorporated  by  reference  to
           Exhibit 10(C) of the 1988 10-K.

(C) Deed of Trust, Assignment of Rents, Fixture Filing and Security Agreement among High Cash Partners, L.P., Truster; First Commercial Title, Inc., Trustee and Resources Accrued Mortgage Investors 2 L.P., Beneficiary, dated February 10, 1989 (incorporated by reference to
           Exhibit  10(a) of  Registrant's  Current  Report  on Form  8-K  dated
           February 13, 1989 (hereinafter referred to as the February 13, 1989 Form 8-K)).

(D) Registered Note among High Cash Partners L.P. and Resources Accrued Mortgage Investors 2 L.P., dated February 10, 1989 (incorporated by reference to Exhibit 10(b) of the February 13, 1989 Form 8-K). \pnf5
           (E) \pnf5Assignment of Leases and Rents among High Cash Partners L.P. and Resources Accrued Mortgage Investors 2 L.P., dated February 10, 1989 (incorporated by reference to Exhibit 10(c) of the February 13, 1989 Form 8-K).

(F) Power of Sale Mortgage, Assignment of Rents and Security Agreement (also constituting a financing statement) from Harborista Associates Limited Partnership Mortgagor, to Resources Accrued Mortgage Investors 2 L.P. Mortgagee, dated January 31, 1989 (incorporated by reference to Exhibit 10(d) of the February 13, 1989 Form 8-K).

(G) Note among Harborista Associates Limited Partnership and Resources Accrued Mortgage Investors 2 L.P. dated January 31, 1989 (incorporated by reference to Exhibit 10(e) of the February 13, 1989 Form 8-K).

(H) Assignment of Leases and Rents from Harborista Associates Limited Partnership Assigns to Resources Accrued Mortgage Investors 2 L.P., Assignee, dated January 31, 1989 (incorporated by reference to
           Exhibit 10(f) of the February 13, 1989 Form 8-K).

(I) Mortgage, Assignment of Rents and Security Agreement dated as of April 1, 1990 between Twin Oak Plaza Associates, L.P. and Resources Accrued Mortgage Investors 2 L.P. (incorporated by reference to
           Exhibit 10(A) of the April 3, 1990 Form 8K).

(J)        Note as of April 3, 1990 between Twin Oak Plaza Associates,  L.P. and
           Resources  Accrued  Mortgage   Investors  2  L.P.   (incorporated  by
           reference to Exhibit 10(B) of the April 3, 1990 Form 8K).

(K) Loan Commitment dated as of April 11, 1990 between Twin Oak Plaza Associates, L.P. and Resources Accrued Mortgage Investitures 2 L.P. (incorporated by reference to Exhibit 10(D) of the April 3, 1990 Form
           8K).

(L) Amendment to Agreement dated as of June 20, 1990 among Registrant, the Managing General Partner and Rosenberg and Rosenberg, Ltd. (incorporated by reference to Exhibit 10(O) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.)

(M) Amended and Restated Intercreditor Agreement between The Northwestern Mutual Life Insuance Company and Registrant, dated as of November 1, 1994.

(N)        Amendment  of  Mortgage,   Note  and  Other  Loan  Documents  between
           Harborista Associates Limited Partnership and Registrant, dated as of November 1, 1994.


*          Filed herewith