Form 10-Q
period 1997-03-31
RESOURCES ACCRUED MORTGAGE INVESTORS 2 LP
filed 1997-05-15
CIK 804671

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997

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

                           FORM 10-Q - MARCH 31, 1997





                                      INDEX



PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

       BALANCE SHEETS - March 31, 1997 and December 31, 1996

       STATEMENTS OF INCOME - For the three months ended
           March 31, 1997 and 1996

       STATEMENT OF PARTNERS' EQUITY - For the three months ended
           March 31, 1997

       STATEMENTS OF CASH FLOWS - For the three months ended
           March 31, 1997 and 1996

       NOTES TO FINANCIAL STATEMENTS

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                                        BALANCE SHEETS



                                                                  March 31,     December 31,
                                                                    1997            1996
                                                                -----------     -----------
ASSETS

     Investments in mortgage loans (net of allowance for
         loan losses of $12,133,380) ......................     $16,616,033     $16,616,033
      Cash and cash equivalents ...........................       2,870,658       2,873,084
      Other receivable ....................................          12,144          11,899
                                                                -----------     -----------

                                                                $19,498,835     $19,501,016
                                                                ===========     ===========


 LIABILITIES AND PARTNERS' EQUITY

 Liabilities
      Accounts payable and accrued expenses ...............     $    92,900     $   130,798
                                                                -----------     -----------

 Commitments and contingencies

 Partners' equity
      Limited partners' equity (as restated) (187,919 units
         issued and outstanding) ..........................      18,920,812      18,885,988
      General partners' equity (as restated) ..............         485,123         484,230
                                                                -----------     -----------

             Total partners' equity .......................      19,405,935      19,370,218
                                                                -----------     -----------

                                                                $19,498,835     $19,501,016
                                                                ===========     ===========

                             See notes to financial statements.

                     RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                                STATEMENTS OF INCOME



                                                         For the three months ended
                                                                  March 31,
                                                         --------------------------
                                                             1997          1996
                                                          --------      --------
Revenues
     Short term investment interest ................      $ 34,481      $ 28,978
     Other income ..................................         6,090         8,858
     Mortgage loans interest income ................          --         389,013
                                                          --------      --------

                                                            40,571       426,849
                                                          --------      --------

Costs and expenses
     General and administrative expenses ...........         4,854        41,426
                                                          --------      --------

Net income .........................................      $ 35,717      $385,423
                                                          ========      ========

Net income attributable to
     Limited partners ..............................      $ 34,824      $375,787
     General partners ..............................           893         9,636
                                                          --------      --------

                                                          $ 35,717      $385,423
                                                          ========      ========

Net income per unit of limited partnership
     interest (187,919 units outstanding) ..........      $   0.19      $   2.00
                                                          ========      ========

                             See notes to financial statements.

                       RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                              STATEMENT OF PARTNERS' EQUITY






                                             General          Limited           Total
                                            Partners'         Partners'       Partners'
                                             Equity            Equity           Equity
                                          ------------     ------------     ------------

Balance, January 1, 1997 .............    $   (249,527)    $ 19,619,745     $ 19,370,218

Reallocation of partners' equity .....         733,757         (733,757)            --
                                          ------------     ------------     ------------

Balance, January 1, 1997 (as restated)         484,230       18,885,988       19,370,218

Net income for the three months ended
     March 31, 1997 ..................             893           34,824           35,717
                                          ------------     ------------     ------------

Balance, March 31, 1997 ..............    $    485,123     $ 18,920,812     $ 19,405,935
                                          ============     ============     ============

                            See notes to financial statements.

                      RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                               STATEMENTS OF CASH FLOWS



                                                           For the three months ended
                                                                    March 31,

                                                              1997            1996
                                                          -----------     -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities

     Net income ......................................    $    35,717     $   385,423

     Adjustments to reconcile net income to
        net cash used in operating activities
            Non-cash interest earned on mortgage loans           --          (389,013)

     Changes in assets and liabilities
        Other receivable .............................           (245)           --
        Accounts payable and accrued expenses ........        (37,898)         (6,427)
                                                          -----------     -----------

            Net cash used in operating activities ....         (2,426)        (10,017)
                                                          -----------     -----------

Net decrease in cash and cash equivalents ............         (2,426)        (10,017)

Cash and cash equivalents, beginning of period .......      2,873,084       2,835,755
                                                          -----------     -----------

Cash and cash equivalents, end of period .............    $ 2,870,658     $ 2,825,738
                                                          ===========     ===========


                            See notes to financial statements.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS


1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investors 2 L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each of the mortgage loans in the Partnership's portfolio. In performing this review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of March 31, 1997.

         The allowance is inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide for additional losses in subsequent periods and such provisions could be material. No allowance was required for the quarters ended March 31, 1997 and 1996.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Managing General Partner of the Partnership, RAM Funding, Inc., is a wholly-owned subsidiary of Presidio Capital Corp. ("Presidio"). As of February 28, 1995, the Associate General Partner of the Partnership is Presidio AGP Corp., a Delaware Corporation ("Presidio AGP"), which is also a wholly-owned subsidiary of Presidio. The general partners and certain affiliates of the general partners, are general partners in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may be in the future, in direct competition with the Partnership. Wexford Management LLC, a company controlled by certain officers and directors of Presidio, performs management and administrative services for Presidio and its direct and indirect subsidiaries as well as the Partnership. For the three months ended March 31, 1997 and 1996, reimbursable expenses paid to Wexford amounted to $6,654 and $13,326, respectively. Wexford Management LLC is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

         The Partnership has invested principally in mortgage loans on properties owned or acquired by privately syndicated limited partnerships which are controlled by Presidio. Transactions entered into between the Partnership and such entities are subject to inherent conflicts of interest.

         The General Partners are allocated 2.5% of the net income or loss of the Partnership and are entitled to 2.5% of distributions. The 2.5% shall be apportioned 98% to the Managing General Partner and 2% to the Associate General Partner. For the quarters ended March 31, 1997 and 1996, the Managing General Partner and Associate General Partner were allocated net income of $875 and $18, and $9,443 and $193, respectively.

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

         The Partnership has prepared internal appraisals for the properties owned by Twin Oak Plaza Associates, L.P. ("Twin Oak") and High Cash Partners, L.P. ("High Cash"), each of whose general partners are affiliated with the Managing General Partner of the Partnership. Additionally, all of the loans, with the exception of the Harborista Loan, contain a provision that requires that if the appraisal indicates that the value of all indebtedness senior to and including the Partnership's loan, taking into account principal plus accrued interest in excess of 5% per annum, exceeds 85% of the then current appraisal, the borrower must repay the indebtedness to a point where the 85% loan to value ratio is restored. The Twin Oak and High Cash borrowers may not have sufficient assets available to restore the 85% loan to value ratio.

         While there are risks inherent in a zero-coupon nonrecourse senior or junior mortgage loan portfolio, the above described provisions were intended to provide some mitigation of these risks. However, in the event a borrower is required to make a payment under such loan provisions, there can be no assurance that the borrower will be able to make such payments.

         The Twin Oak borrower is currently failing this test and it is anticipated that the High Cash borrower will fail this test by December 1997. The Partnership will not take action against the borrowers at this time, as there is not an adequate remedy. By the Partnership calling its loans, the borrowers could possibly seek protection under Chapter 11 of the United States Bankruptcy Code, necessitating the
         Partnership  to  expend  legal  and  administrative  funds.  Since  the estimated market value of the Twin Oak property is currently approximately equal to the first mortgage plus the carrying value of the Partnership's mortgage and the estimated market value of the High Cash property is currently approximately equal to the Partnership's mortgage, by calling its loans, the Partnership would jeopardize its potential for realizing the full contractual value of its mortgage loans.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         Twin Oak loan

         The first mortgage on this property, which is held by an unaffiliated third party, was due to mature on July 1, 1993, however, during 1993, this loan was extended for three years until July 1, 1996. The terms and conditions of the extension were essentially the same as the original loan. During March 1997, the Twin Oak borrower and its first mortgage lender agreed in principal to extend the maturity date of the first mortgage until July 1, 1998. In addition, the first mortgage holder agreed to increase the first mortgage by $175,000 in order to allow Twin Oak to become current on its first mortgage payments.

         The Partnership agreed to the loan extension on the condition that Twin Oak provide to the Partnership a deed-in-lieu of foreclosure of the Twin Oak property on or before the extended due date of the first mortgage, which would occur on July 1, 1998, unless Twin Oak is able to refinance the first mortgage and the Partnership's mortgage before such date. Twin Oak agreed to this condition. Should the Partnership receive the deed to the Twin Oak property, the Partnership would own the property subject to the terms and conditions of the first mortgage. Consummation of the loan extension is subject to final documentation and is expected to close during the second or third quarter of 1997.

         Sierra loan

         During the first quarter of 1997, High Cash, the owner of the Sierra property and the borrower of the Sierra loan, wrote the property down to its estimated fair market value of $15,875,000. The balance of the Sierra loan at December 31, 1996 was approximately $15,979,000 and it is unlikely that any additional interest accrued on the Sierra loan will ultimately be recovered from the value of the underlying property. Consequently, as of January 1, 1997 the Partnership ceased accruing interest on the Sierra loan.

         Interest recognized for the Partnership's mortgage loans are as follows:

                                                  Three months ended March 31,
                                                 -----------------------------
                   Description                      1997             1996
                   -----------                      ----             ----
         Shopping Center
             Sierra Marketplace (a), (b)
             Reno, Nevada                        $      -         $   389,013
                                                 =========        ===========

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

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         Summary of mortgage activity is as follows:

                                              Three months ended                         Year ended
                                                March 31, 1997                        December 31, 1996
                                    -------------------------------------  -------------------------------------
                                    Investment    Interest                  Investment     Interest
                                      Method       Method        Total        Method       Method        Total
                                    -----------  -----------  -----------  -----------   ----------- -----------

         Opening balance            $     -      $16,616,033  $16,616,033  $     -      $16,511,153  $16,511,153
         Income recognized                -            -            -            -        1,619,880    1,619,880
         Allowance for loan losses        -            -            -            -       (1,515,000)  (1,515,000)
                                    -----------  -----------  -----------  -----------   ----------- ------------

         Ending balance             $     -      $16,616,033  $16,616,033  $     -      $16,616,033  $16,616,033
                                    ===========  ===========  ===========  ===========  ===========  ===========

Information with respect to the Partnership's mortgage loans is as follows:

                                                                                        Mortgage      Mortgage       Mortgage
                                 Interest  Compound               Loan       Maturity    Amount      Purchased      Placement
Description                        Rate %   Period     Type       Date        Date      Advanced      Interest        Fees
-----------                        ------   ------     ----       ----        ----      --------      --------        ----
 Office Building
    Harbor Plaza                   13.307   Monthly     2nd   13-Feb-89(e) 1-Dec-98   $10,000,000  $    23,513  $    594,867
    Boston, MA (a)

    Sierra Marketplace (b)(c)      11.220   Monthly     1st   10-Feb-89   28-Feb-01     6,500,000        -           385,757
    Reno, NV

    Twin Oak (b)                   12.280   Annually    2nd   3-Apr-90     1-May-02     1,200,000        -            71,218
    Ft. Lauderdale, FL
                                                                                      -----------  -----------  ------------
                                                                                      $17,700,000  $    23,513  $  1,051,842
                                                                                      ===========  ===========  ============


                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                          NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

                                                                                                                   (d)
                                       Interest recognized                         Carrying value           Contractual Balance
                                       -------------------                         --------------           -------------------
                                     March 31,     1996 and      Reserves/      March 31,    Dec. 31,     March 31,     Dec. 31,
Description                            1997          Prior      Write-offs        1997         1996         1997          1996
-----------                            ----          -----      ----------        ----         ----         ----          ----
 Office Building
    Harbor Plaza                    $     -      $     -      $(10,618,380)  $      -      $     -       $ 29,339,810  $28,385,000
    Boston, MA (a)

    Sierra Marketplace (b)(c)             -        9,093,598        -          15,979,355   15,979,355     16,132,766   15,688,576
    Reno, NV

    Twin Oak (b)                          -          880,460    (1,515,000)       636,678      636,678      2,694,889    2,614,938
    Ft. Lauderdale, FL
                                    -----------  -----------  ------------   ------------  ------------  ------------  -----------
                                    $     -      $ 9,974,058  $(12,133,380)  $ 16,616,033  $ 16,616,033  $ 48,167,465  $46,688,514
                                    ===========  ===========  ============   ============  ============  ============  ===========

         (a) This loan is accounted for under the investment method.
         (b) These loans are accounted for under the interest method.
         (c) The Partnership may be entitled to additional interest in the appreciation of the property which is subordinated to a specified return to the borrower. It is unlikely that the Partnership will realize any additional interest from this loan.
         (d) Contractual balance represents the amount that would be paid by the borrower if the loan was liquidated (principal plus accrued interest earned to date). These amounts are provided for informational purposes only.
         (e) The mortgage was extended until December 1, 1999.

5        PARTNERS' EQUITY

         The General Partners hold a 2.5% equity interest in the Partnership. However, at the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. The Partnership's management determined that this accounting does not appropriately reflect the Limited Partners' and the General Partners' relative participations in the Partnership's net assets, since it does not reflect the General Partners' 2.5% equity interest in the Partnership. Thus, the Partnership has restated its financial statements to reallocate $733,757 (2.5% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of the Partnership and all periods presented in the financial statements have been restated to reflect the reallocation. The reallocation has no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


         Liquidity and Capital Resources

         The General Partners hold a 2.5% equity interest in the Partnership. However, at the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. The Partnership's management determined that this accounting does not appropriately reflect the Limited Partners' and the General Partners' relative participations in the Partnership's net assets, since it does not reflect the General Partners' 2.5% equity interest in the Partnership. Thus, the Partnership has restated its financial statements to reallocate $733,757 (2.5% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of the Partnership and all periods presented in the financial statements have been restated to reflect the reallocation. The reallocation has no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

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

         The Partnership originally invested in four Mortgage Loans aggregating $23,300,000 in principal. In June, 1992 the Partnership lost its investment in the Promenade Loan with original loan proceeds of $5,600,000 leaving an aggregate of original investments of approximately $17,700,000 at March 31, 1997.

         The Partnership uses working capital reserves provided from the proceeds of its public offering and subsequent settlement amounts, and interest earned thereon as its primary measure of liquidity. The Partnership does not anticipate making any distributions from cash flow during its first 8 to 12 years of operations, or until such time as the mortgage loans mature or are prepaid. Working capital reserves are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. As of March 31, 1997, the Partnership had working capital reserves of approximately $2,900,000.

         A portion of the Partnership's Proof of Claim was allowed by the Bankruptcy Court in the amount of $691,791. A cash distribution of 35.8 percent or $247,613 was made to the Partnership in full settlement of this claim. The Managing General Partner has added this amount to the Partnership's working capital reserves.

         In December 1995, the Partnership consummated an agreement resulting in a payment to the Partnership of $341,038 from the master lessee of Harbor Plaza. The Managing General Partner has added this amount to working capital reserves.

         Except as discussed  above,  management is not aware of any other known
         trends,  events,   commitments,  or  uncertainties  that  will  have  a
         significant impact on liquidity.

         Real Estate Market

         The real estate market continues to suffer from the effects of the recession which included a substantial decline in the market value of existing properties. Market values have been slow to recover, and while the pace of new construction has slowed, high vacancy rates continue to exist in many areas. These factors may continue to reduce rental rates. As a result, the Partnership's potential for realizing the full value of its investments in mortgages is considered unlikely.

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each of the mortgage loans in the Partnership's portfolio. In performing the review, management considered the estimated net realizable value of the property or collateral as well as other factors, such as the current occupancy, the amount and status of senior debt, if any, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projection of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying values as of March 31, 1997. No allowance was required for the quarters ended March 31, 1997 and 1996.

         For the quarter ended June 30, 1996, a $1,515,000 allowance for loan losses was recorded on the Twin Oak Loan. As a result of the vacancy of the former McCrory space and uncertainties regarding its lease up, a decline in the standard of living in the surrounding area of the Twin Oak Shopping Center and negotiations with the first mortgage lender regarding an extension of its loan which was due July 1, 1996, cash flow projections were performed which indicated the estimated fair value of the Twin Oak property to be approximately $4,530,000 at June 30, 1996. The contractual balance of the first mortgage on June 30, 1996 was approximately $3,890,000, necessitating a write-down of $1,515,000 to reduce the carrying value of the loan to approximately $640,000.

         The allowance is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide additional losses in subsequent years and such provisions could be material.

         Results of operations

         Net income decreased for the quarter ended March 31, 1997 compared to 1996. The decrease was due to a greater decrease in revenues than the decrease in expenses.

         Revenues decreased compared to the same period in 1996. The decrease was primarily a result of a decrease in interest income due to the cessation of the accrual of interest on the Sierra loan.

         During the first quarter of 1997, High Cash Partners, L.P., the owner of the Sierra property and the borrower of the Sierra loan, wrote the property down to its estimated fair market value of $15,875,000. The balance of the Sierra loan at December 31, 1996 was approximately $15,979,000 and it is unlikely that any additional interest accrued on the Sierra loan will ultimately be recovered from the value of the underlying property. Consequently, as of January 1, 1997 the Partnership ceased accruing interest on the Sierra loan.

         Costs and expenses decreased for the quarter ended March 31, 1997 compared to the same period in 1996. The decrease was primarily due to a decrease in general and administrative costs. General and administrative costs decreased as a result of a decrease in payroll costs in 1997.

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



                                         RESOURCES ACCRUED MORTGAGE
                                         INVESTORS 2 L.P.

                                         By:      RAM Funding, Inc.
                                                  Managing General Partner




Dated:     May 15, 1997                   By:     /s/ Frederick Simon
                                                  -------------------
                                                  Frederick Simon
                                                  President
                                                  (Duly Authorized Officer)


Dated:     May 15, 1997                  By:      /s/ Jay L. Maymudes
                                                  -------------------
                                                  Jay L. Maymudes
                                                  Vice President, Secretary and
                                                  Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)