Form 10-Q
period 1997-06-30
RESOURCES ACCRUED MORTGAGE INVESTORS 2 LP
filed 1997-08-18
CIK 804671

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended June 30, 1997

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

                            FORM 10-Q - JUNE 30, 1997





                                      INDEX



PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

      BALANCE SHEETS - June 30, 1997 and December 31, 1996 .....................


      STATEMENTS OF INCOME - For the three months ended June 30, 1997 and 1996 and for the six months ended June 30, 1997 and 1996 ................


      STATEMENT OF PARTNERS' EQUITY - For the six months ended June 30, 1997 ...


      STATEMENTS OF CASH FLOWS - For the six months ended June 30, 1997 and 1996


NOTES TO FINANCIAL STATEMENTS ..................................................

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS ..............................


PART II - OTHER INFORMATION

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ..................................

SIGNATURES......................................................................

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                                       BALANCE SHEETS



                                                                 June 30,     December 31,
                                                                   1997           1996
                                                               -----------    -----------
ASSETS

      Investments in mortgage loans (net of allowance for
         loan losses of $12,133,380) ......................    $16,616,033    $16,616,033
      Cash and cash equivalents ...........................      2,879,942      2,873,084
      Other receivable ....................................           --           11,899
                                                               -----------    -----------

                                                               $19,495,975    $19,501,016
                                                               ===========    ===========


 LIABILITIES AND PARTNERS' EQUITY

 Liabilities
      Accounts payable and accrued expenses ...............    $    85,283    $   130,798
                                                               -----------    -----------

 Commitments and contingencies

 Partners' equity
      Limited partners' equity (as restated) (187,919 units
         issued and outstanding) ..........................     18,925,450     18,885,988
      General partners' equity (as restated) ..............        485,242        484,230
                                                               -----------    -----------

             Total partners' equity .......................     19,410,692     19,370,218
                                                               -----------    -----------

                                                               $19,495,975    $19,501,016
                                                               ===========    ===========



                             See notes to financial statements.

                                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                                             STATEMENTS OF OPERATIONS


                                                     For the three months ended       For the six months ended
                                                               June 30,                       June 30,
                                                     ---------------------------     ---------------------------
                                                         1997            1996            1997            1996
                                                     -----------     -----------     -----------     -----------
Revenues
     Short term investment interest .............    $    36,460     $    23,529     $    70,941     $    52,507
     Other income ...............................          7,350           7,590          13,440          16,448
     Mortgage loans interest income .............           --           399,552            --           788,565
                                                     -----------     -----------     -----------     -----------

                                                          43,810         430,671          84,381         857,520
                                                     -----------     -----------     -----------     -----------

Costs and expenses
     General and administrative expenses ........         39,053          38,242          43,907          79,668
     Write-down for loan losses .................           --         1,515,000            --         1,515,000
                                                     -----------     -----------     -----------     -----------

                                                          39,053       1,553,242          43,907       1,594,668
                                                     -----------     -----------     -----------     -----------

Net income (loss) ...............................    $     4,757     $(1,122,571)    $    40,474     $  (737,148)
                                                     ===========     ===========     ===========     ===========


Net income (loss) attributable to
     Limited partners ...........................    $     4,638     $(1,094,507)    $    39,462     $  (718,719)
     General partners ...........................            119         (28,064)          1,012         (18,429)
                                                     -----------     -----------     -----------     -----------

                                                     $     4,757     $(1,122,571)    $    40,474     $  (737,148)
                                                     ===========     ===========     ===========     ===========

Net income (loss) per unit of limited partnership
     interest (187,919 units outstanding) .......    $       .02     $     (5.82)    $       .21     $     (3.82)
                                                     ===========     ===========     ===========     ===========



                                       See notes to financial statements.

                       RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                              STATEMENT OF PARTNERS' EQUITY


                                             General           Limited          Total
                                            Partners'         Partners'        Partners'
                                             Equity            Equity           Equity
                                          ------------     ------------     ------------

Balance, January 1, 1997 .............    $   (249,527)    $ 19,619,745     $ 19,370,218

Reallocation of partners' equity
                                               733,757         (733,757)            --
                                          ------------     ------------     ------------

Balance, January 1, 1997 (as restated)         484,230       18,885,988       19,370,218


Net income for the six months ended
     June 30, 1997
                                                 1,012           39,462           40,474
                                          ------------     ------------     ------------

Balance, June 30, 1997 ...............    $    485,242     $ 18,925,450     $ 19,410,692
                                          ============     ============     ============




                           See notes to financial statements.

                        RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                                  STATEMENT OF CASH FLOWS



                                                                 For the six months ended
                                                                          June 30,
                                                               ---------------------------
                                                                    1997            1996
                                                               -----------     -----------
Net income (loss) .........................................    $    40,474     $  (737,148)

Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities
        Non-cash revenue earned on mortgage loans .........           --          (788,565)
        Write-down for loan losses ........................           --         1,515,000

Changes in assets and liabilities
     Other receivable .....................................         11,899            --
     Accounts payable and accrued expenses ................        (45,515)           (828)
                                                               -----------     -----------

        Net cash provided by (used in) operating activities          6,858         (11,541)
                                                               -----------     -----------

                                                                     6,858         (11,541)
                                                               -----------     -----------

                                                                 2,873,084       2,835,755
                                                               -----------     -----------

                                                               $ 2,879,942     $ 2,824,214
                                                               ===========     ===========



                            See notes to financial statements.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS



1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investors 2 L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          Allowance for loan losses

             An allowance for loan losses is established based upon a quarterly review of each of the mortgage loans in the Partnership's portfolio. In performing this review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of June 30, 1997.

         The allowance is inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide for additional losses in subsequent periods and such provisions could be material. A $1,515,000 allowance for loan losses was recorded on the Twin Oak loan for the quarter ended June 30, 1996. No allowance was required for the quarter ended June 30, 1997.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Managing General Partner of the Partnership, RAM Funding, Inc., is a wholly-owned subsidiary of Presidio Capital Corp. ("Presidio"). The Associate General Partner of the Partnership is Presidio AGP Corp., a Delaware Corporation ("Presidio AGP"), which is also a wholly-owned subsidiary of Presidio. The general partners and certain affiliates of the general partners, are general partners in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may be in the future, in direct competition with the Partnership. Wexford Management LLC, a company controlled by certain officers and directors of Presidio, performs management and administrative services for Presidio and its direct and indirect subsidiaries as well as the Partnership. For the six months ended June 30, 1997 and 1996, reimbursable expenses paid to Wexford amounted to $12,799 and $26,652, respectively. Wexford Management LLC is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

         The Partnership has invested principally in mortgage loans on properties owned or acquired by privately syndicated limited partnerships which are controlled by Presidio. Transactions entered into between the Partnership and such entities are subject to inherent conflicts of interest.

         The General Partners are allocated 2.5% of the net income or loss of the Partnership and are entitled to 2.5% of distributions. The 2.5% shall be apportioned 98% to the Managing General Partner and 2% to the Associate General Partner. For the quarters ended June 30, 1997 and 1996, the Managing General Partner and Associate General Partner were allocated net income (loss) of $117 and $2 and $(27,503) and $(561), respectively.

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

         The Partnership has three outstanding loans.

         The Partnership has prepared internal appraisals for the properties owned by Twin Oak Plaza Associates, L.P. ("Twin Oak") and High Cash Partners, L.P. ("High Cash"). The general partners of Twin Oak are affiliated with the Managing General Partner of the Partnership. Until June 1997, the general partners of High Cash were affiliated with the Managing General Partner of the Partnership. The Twin Oak and High Cash loans require that if the appraisal indicates that the value of all indebtedness senior to and including the Partnership's loan, taking into account principal plus accrued interest in excess of 5% per annum, exceeds 85% of the then current appraisal, the borrower must repay the indebtedness to a point where the 85% loan to value ratio is restored.

         Twin Oak is currently failing this test and it is anticipated that High Cash will fail this test by December 1997. The Partnership will not take action against the borrowers at this time. By calling its loans, the Partnership believes the borrowers would most likely seek protection under Chapter 11 of the United States Bankruptcy Code, which would require the Partnership to expend legal and administrative funds. Since the estimated market value of the Twin Oak property is approximately equal to the first mortgage plus the carrying value of the Partnership's mortgage and the estimated market value of the High Cash property is approximately equal to the Partnership's mortgage, by calling its loans, the Partnership would further jeopardize its potential for realizing the full contractual value of its mortgage loans.

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

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         The Partnership agreed to the loan extension on the condition that Twin Oak provide to the Partnership a deed-in-lieu of foreclosure of the Twin Oak property on or before the extended due date of the first mortgage, which would occur on July 1, 1998, unless Twin Oak is able to refinance the first mortgage and the Partnership's mortgage before such date. Should the Partnership receive the deed to the Twin Oak property, the Partnership would own the property subject to the terms and conditions of the first mortgage. Consummation of the loan extension is subject to final documentation and is expected to close during the third quarter of 1997.

          Sierra loan

         During the first quarter of 1997, High Cash, the owner of the Sierra property and the borrower under the Sierra loan, wrote the property down to its estimated fair market value of $15,875,000. The balance of the Sierra loan at December 31, 1996 was approximately $15,979,000 and it is unlikely that any additional interest accrued on the Sierra loan will ultimately be recovered from the value of the underlying property. Consequently, as of January 1, 1997 the Partnership ceased accruing interest on the Sierra loan.

         On June 13, 1997, the General  Partners of High Cash sold their general
         partner   interests  to  Pembroke  HCPLLC  and   Pembroke   AGP  Corp.,
         unaffiliated third parties.

         Interest recognized for the Partnership's mortgage loans are as follows:

                                                   Six months ended June 30,

     Description                                     1997            1996
     -----------                                     ----            ----
Shopping Center
    Sierra Marketplace (a), (b)
    Reno, Nevada .........................        $    --          $788,565
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

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

                                                                                        Mortgage      Mortgage       Mortgage
                                 Interest  Compound               Loan       Maturity    Amount      Purchased      Placement
Description                        Rate %   Period     Type       Date        Date      Advanced      Interest        Fees
-----------                        ------   ------     ----       ----        ----      --------      --------        ----
 Office Building
    Harbor Plaza                   13.307   Monthly     2nd   13-Feb-89    1-Dec-98(e) $10,000,000  $    23,513  $   594,867
    Boston, MA (a)

    Sierra Marketplace (b)(c)      11.220   Monthly     1st   10-Feb-89    28-Feb-01     6,500,000        -          385,757
    Reno, NV

    Twin Oak (b)                   12.280   Annually    2nd   3-Apr-90     1-May-02     1,200,000        -            71,218
    Ft. Lauderdale, FL
                                                                                      -----------  -----------  ------------
                                                                                      $17,700,000  $    23,513  $  1,051,842
                                                                                      ===========  ===========  ============


                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                          NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

                                                                                                                   (d)
                                       Interest recognized                         Carrying value           Contractual Balance
                                       -------------------                         --------------           -------------------
                                     June 30,      1996 and      Reserves/      June 30,     Dec. 31,     June 30,      Dec. 31,
Description                            1997          Prior      Write-offs        1997         1996         1997          1996
-----------                            ----          -----      ----------        ----         ----         ----          ----
 Office Building
    Harbor Plaza                    $     -      $     -      $(10,618,380)  $      -      $     -       $ 30,326,736  $28,385,000
    Boston, MA (a)

    Sierra Marketplace (b)(c)             -        9,093,598        -          15,979,355   15,979,355     16,589,534   15,688,576
    Reno, NV

    Twin Oak (b)                          -          880,460    (1,515,000)       636,678      636,678      2,774,841    2,614,938
    Ft. Lauderdale, FL
                                    -----------  -----------  ------------   ------------  ------------  ------------  -----------
                                    $     -      $ 9,974,058  $(12,133,380)  $ 16,616,033  $ 16,616,033  $ 49,691,111  $46,688,514
                                    ===========  ===========  ============   ============  ============  ============  ===========

         (a) This loan is accounted for under the investment method.
         (b) These loans are accounted for under the interest method.
         (c) The Partnership may be entitled to additional interest in the appreciation of the property which is subordinated to a specified return to the borrower. It is unlikely that the Partnership will realize any additional interest from this loan.
         (d) Contractual balance represents the amount that would be paid by the borrower if the loan was liquidated (principal plus accrued interest earned to date).
         (e) The mortgage was extended until December 1, 1999.

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         Summary of mortgage activity is as follows:

                                       Six months ended                                  Year ended
                                         June 30, 1997                                December 31, 1996
                            -------------------------------------------  ----------------------------------------------
                            Investment      Interest                     Investment        Interest
                              Method         Method            Total        Method          Method            Total
                              -------     ------------     ------------     -------     ------------      ------------
Opening balance .........     $  --       $ 16,616,033     $ 16,616,033     $  --       $ 16,511,153      $ 16,511,153
Income recognized .......        --               --               --          --          1,619,880         1,619,880
Allowance for loan losses        --               --               --          --         (1,515,000)       (1,515,000)
                              -------     ------------     ------------     -------     ------------      ------------

Ending balance ..........     $  --       $ 16,616,033     $ 16,616,033     $  --       $ 16,616,033      $ 16,616,033
                              =======     ============     ============     =======     ============      ============

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

         The Partnership invested the net proceeds of its public offering in four "zero coupon" first and junior mortgage loans aggregating $23,300,000 in principal and secured by properties owned principally by privately and publicly syndicated limited partnerships originally sponsored by affiliates of the general partners.

         The Partnership currently has investments in three of these four mortgage loans approximately $17,700,000 in principal.

         As of June 30, 1997, the Partnership had working capital reserves of approximately $2,900,000. Working capital reserves are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. The Partnership does not anticipate making any distributions from cash flow during its first 8 to 12 years of operations, or until such time as the mortgage loans mature or are prepaid.

          Results of operations

         Net income increased for the six months and the three months ended June 30, 1997 compared to the same periods in 1996. The increase in net income for the six months and the three months ended June 30, 1997 was primarily due to the provision for loan losses recorded in 1996.

         Revenues decreased for both the six months and three months ended June 30, 1997 as compared to the same periods in 1996. The decrease was primarily a result of the decrease in interest income due to the cessation of the accrual of interest on the Sierra loan.

         Costs and expenses decreased for the six months and three months ended June 30, 1997. The decrease was due to a decrease in the provision for loan losses and a decrease in general and administrative costs. General and administrative costs decreased for the six months and remained constant for the three months ended June 30, 1997. The decrease was the result of a decrease in payroll costs in 1997 coupled with 1996 actual payroll costs being less than anticipated and reversed in 1997.

         Inflation has not had a material effect on the Partnership's recent operations or financial condition and is not expected to have a material effect in the future.

                          PART II - OTHER INFORMATION



ITEM 5. OTHER EVENTS

         On July 25, 1997, Wexford Management LLC ("Wexford"), the administrator for Presidio Capital Corp. ("Presidio") the parent company of RAM
         Funding Inc. and Presidio AGP Corp, the Management and Associate General Partners, respectively, of Resources Accrued Mortgage Investors 2 L.P. (the "Partnership"), received notice from Presidio Holding Company, LLC, which stated that it is the holder of 63% of the outstanding Class A common shares of Presidio, that it was seeking to remove the three current Class A directors and replacing them with Edward Scheetz, David Hamamoto and David King effective as of 12:00 p.m. on September 2, 1997. There exists substantial doubt as to the effectiveness of such notice. On August 15, 1997, Presidio applied to the Judge of the High Court in the British Virgin Islands for a declaration that the written resolution of Presidio Holding LLC dated July 25, 1997 was invalid and of no effect insofar as it purports to be a written resolution of the Class A Members of Presidio.

         As of August 18, 1997, there have been no changes in the composition of the officers and directors of the general partners. In addition, the administrative services agreement with Wexford remains in effect and is scheduled to terminate in November 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



         (a)      Exhibits:    None

         (b)      Reports on Form 8-K:   A Form 8-K was filed on August 7, 1997.

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



                                           RESOURCES ACCRUED MORTGAGE
                                           INVESTORS 2 L.P.

                                           By:     RAM Funding, Inc.
                                                   Managing General Partner




Dated:     August 18, 1997                  By:    /s/ Frederick Simon
                                                   -------------------
                                                   Frederick Simon
                                                   President
                                                   (Duly Authorized Officer)


Dated:     August 18, 1997                 By:     /s/ Jay L. Maymudes
                                                   -------------------
                                                   Jay L. Maymudes
                                                   Vice President, Secretary and
                                                   Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)