Form 10-Q
period 1997-09-30
RESOURCES ACCRUED MORTGAGE INVESTORS 2 LP
filed 1997-11-19
CIK 804671

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended September 30, 1997

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

                         FORM 10-Q - SEPTEMBER 30, 1997





                                      INDEX



PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

        BALANCE SHEETS - September 30, 1997 and December 31, 1996


        STATEMENTS OF OPERATIONS - For the three months ended September 30, 1997 and 1996 and for the nine months ended September 30, 1997 and 1996


        STATEMENT OF PARTNERS'  EQUITY - For the nine months ended September 30,
            1997


        STATEMENTS OF CASH FLOWS - For the nine months ended  September 30, 1997 and 1996


        NOTES TO FINANCIAL STATEMENTS


    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

    ITEM 5 - OTHER INFORMATION

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                                       BALANCE SHEETS



                                                               September 30,    December 31,
                                                                   1997            1996
                                                                -----------     -----------
ASSETS

      Investments in mortgage loans (net of allowance for
         loan losses of $12,133,380) ......................     $16,616,033     $16,616,033
      Cash and cash equivalents ...........................       2,912,738       2,873,084
      Other receivable.....................................            --            11,899
                                                                -----------     -----------

                                                                $19,528,771     $19,501,016
                                                                ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities
      Accounts payable and accrued expenses ...............     $    91,911     $   130,798
                                                                -----------     -----------
Commitments and contingencies

Partners' equity
      Limited partners' equity (as restated) (187,919 units
         issued and outstanding) ..........................      18,950,964      18,885,988
      General partners' equity (as restated) ..............         485,896         484,230
                                                                -----------     -----------

             Total partners' equity .......................      19,436,860      19,370,218
                                                                -----------     -----------

                                                                $19,528,771     $19,501,016
                                                                ===========     ===========

See notes to financial statements.

                                    RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.
                                              STATEMENTS OF OPERATIONS


                                                      For the three months ended       For the nine months ended
                                                               September 30,                  September 30,
                                                          1997            1996            1997             1996
                                                      -----------     -----------     -----------      -----------
Revenues
     Short term investment interest .............     $    49,380     $    34,872     $   120,321      $    87,379
     Other income................................           6,375          12,940          19,815           29,388
     Mortgage loans interest income .............             --          410,376             --         1,198,941
                                                      -----------     -----------     -----------      -----------

                                                           55,755         458,188         140,136        1,315,708
                                                      -----------     -----------     -----------      -----------
Costs and expenses
     General and administrative expenses ........          29,587          37,823          73,494          117,491

      Write-down for loan losses ................             --              --              --         1,515,000
                                                      -----------     -----------      -----------     -----------
                                                           29,587          37,823          73,494        1,632,491
                                                      -----------     -----------     -----------      -----------

Net income (loss) ...............................     $    26,168     $   420,365     $    66,642      $  (316,783)
                                                      ===========     ===========     ===========      ===========
Net income (loss) attributable to
     Limited partners ...........................     $    25,514     $   409,856     $    64,976      $  (308,863)
     General partners............................             654          10,509           1,666           (7,920)
                                                      -----------     -----------     -----------      -----------
                                                      $    26,168     $   420,365     $    66,642      $  (316,783)
                                                      ===========     ===========     ===========      ===========
Net income (loss) per unit of limited partnership
     interest (187,919 units outstanding) .......     $       .14     $      2.18     $       .35      $     (1.64)
                                                      ===========     ===========     ===========      ===========

See notes to financial statements.

                                    RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.
                                           STATEMENT OF PARTNERS' EQUITY

                                                               General              Limited                Total
                                                             Partners'             Partners'             Partners'
                                                               Equity               Equity                Equity
                                                           ------------          ------------          ------------

Balance, January 1, 1997 .........................         $   (249,527)         $ 19,619,745          $ 19,370,218

Reallocation of partners' equity..................              733,757              (733,757)                 --
                                                           ------------          ------------          ------------

Balance, January 1, 1997 (as restated) ...........              484,230            18,885,988            19,370,218


Net income for the nine months ended
     September 30, 1997...........................                1,666                64,976                66,642
                                                           ------------          ------------          ------------

Balance, September 30, 1997 ......................         $    485,896          $ 18,950,964          $ 19,436,860
                                                           ============          ============          ============

See notes to financial statements.

                                  RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.
                                           STATEMENTS OF CASH FLOWS

                                                                                For the nine months ended
                                                                                       September 30,
                                                                           ----------------------------------
                                                                               1997                  1996
                                                                           -----------            -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities

     Net income (loss) ..............................................      $    66,642            $  (316,783)

     Adjustments to reconcile net income (loss) to
        net cash provided by operating activities
            Non-cash revenue earned on mortgage loans ...............             --               (1,198,941)
            Write-down for loan losses ..............................             --                1,515,000

     Changes in assets and liabilities
        Other receivable ............................................           11,899                   --
        Accounts payable and accrued expenses .......................          (38,887)                12,635
                                                                           -----------            -----------

            Net cash provided by operating activities ...............           39,654                 11,911
                                                                           -----------            -----------

Net increase in cash and cash equivalents ...........................           39,654                 11,911

Cash and cash equivalents, beginning of period ......................        2,873,084              2,835,755
                                                                           -----------            -----------

Cash and cash equivalents, end of period ............................      $ 2,912,738            $ 2,847,666
                                                                           ===========            ===========

See notes to financial statements.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS


1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investors 2 L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each of the mortgage loans in the Partnership's portfolio. In performing this review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of September 30, 1997.

         The allowance is inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide for additional losses in subsequent periods and such provisions could be material. A $1,515,000 allowance for loan losses was recorded on the Twin Oak loan for the nine months ended September 30, 1996. No allowance was required for the nine months ended September 30, 1997.

         Recently issued accounting pronouncements

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings per Share" establishes standards for computing and presenting earnings per share, and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement No. 129, "Disclosure of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure, and is effective for financial statements for periods ending after December 15, 1997. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997.

         Management of the Company does not believe that these new standards will have a material effect on the Company's reported operating results, per share amounts, financial position or cash flows.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Managing General Partner of the Partnership, RAM Funding, Inc., is a wholly-owned subsidiary of Presidio Capital Corp. ("Presidio"). The Associate General Partner of the Partnership is Presidio AGP Corp., a Delaware Corporation ("Presidio AGP"), which is also a wholly-owned subsidiary of Presidio. The general partners and certain affiliates of the general partners, are general partners in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may be in the future, in direct competition with the Partnership. On November 2, 1997, the
         Adinistrative Services Agreement with Wexford Management LLC ("Wexford"), the administrator for Presidio, expired. Pursuant to that agreement Wexford had the authority to designate directors of the General Partners. Effective November 3, 1997, Wexford and Presidio entered into an Administrative Services Agreement dated as of November 3, 1997 (the "ASA")which expires on May 3, 1998. Under the terms of the ASA Wexford will provide consulting and administrative services to Presidio and its affilates for a term of six months. For the nine months ended September 30, 1997 and 1996, reimbursable expenses paid to Wexford amounted to $21,192 and $39,978, respectively.

         Effective November 3,1 997, the officers and employees of Wexford that had served as officers and/or directors of the General Partners tendered their resignation. On the same date, the Board of Directors appointed new individuals to serve as officers and/or directors of the General Partners.

         The Partnership had invested principally in mortgage loans on properties owned or acquired by privately syndicated limited partnerships which were controlled by Presidio. Transactions entered into between the Partnership and such entities are subject to inherent conflicts of interest.

         The General Partners are allocated 2.5% of the net income or loss of the Partnership and are entitled to 2.5% of distributions. The 2.5% shall be apportioned 98% to the Managing General Partner and 2% to the Associate General Partner. For the quarters ended September 30, 1997 and 1996, the Managing General Partner and Associate General Partner were allocated net income of $641 and $13 and $10,299 and $210, respectively.

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

         The Partnership has three outstanding mortgage loans.

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

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

         Twin Oak is currently failing this test and it is anticipated that High Cash will fail this test at some point in the future. The Partnership will not take action against the borrowers at this time. By calling its loans, the Partnership believes the borrowers would most likely seek protection under Chapter 11 of the United States Bankruptcy Code, which would require the Partnership to expend legal and administrative funds. Since the estimated market value of the Twin Oak property is approximately equal to the first mortgage plus the carrying value of the Partnership's mortgage and the estimated market value of the High Cash property is approximately equal to the Partnership's first mortgage, by calling its loans, the Partnership would further jeopardize its potential for realizing the full contractual value of its mortgage loans.

         Twin Oak loan

         The first mortgage on this property, which is held by an unaffiliated third party, was due to mature on July 1, 1993, however, during 1993, this loan was extended for three years until July 1, 1996. The terms and conditions of the extension were essentially the same as the original loan. During October 1997, the Twin Oak borrower and its first mortgage lender formally agreed to extend the maturity date of the first mortgage until July 1, 1998.

         Sierra loan

         During the first quarter of 1997, High Cash, the owner of the Sierra property and the borrower under the Sierra loan, wrote the property down to its estimated fair market value of $15,875,000. The balance of the Sierra loan at December 31, 1996 was approximately $15,979,000 and it was unlikely that any additional interest accrued on the Sierra loan would ultimately be recovered from the value of the underlying property. Consequently, as of January 1, 1997 the Partnership ceased accruing interest on the Sierra loan.

         On June 13, 1997, the general  partners of High Cash sold their general
         partner   interests  to  Pembroke  HCP  LLC  and  Pembroke  AGP  Corp.,
         unaffiliated third parties.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         Interest  recognized  for  the  Partnership's  mortgage  loans  is   as
         follows:


                                                         Nine months ended
                                                            September 30,
                                                  ------------------------------
                   Description                         1997              1996
                   -----------                         ----              ----
         Shopping Center
             Sierra Marketplace (a), (b)
             Reno, Nevada                         $       -        $   1,198,941
                                                  =============    =============

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


         Information with respect to the Partnership's mortgage loans is as follows:

                                                                                        Mortgage      Mortgage       Mortgage
                                 Interest  Compound               Loan       Maturity    Amount      Purchased      Placement
Description                        Rate %   Period     Type       Date        Date      Advanced      Interest        Fees
-----------                        ------   ------     ----       ----        ----      --------      --------        ----
 Office Building
    Harbor Plaza                   13.307   Monthly     2nd   13-Feb-89    1-Dec-99(e) $10,000,000  $    23,513  $   594,867
    Boston, MA (a)

    Sierra Marketplace (b)(c)      11.220   Monthly     1st   10-Feb-89    28-Feb-01     6,500,000        -          385,757
    Reno, NV

    Twin Oak (b)                   12.280   Annually    2nd   3-Apr-90     1-May-02     1,200,000        -            71,218
    Ft. Lauderdale, FL
                                                                                      -----------  -----------  ------------
                                                                                      $17,700,000  $    23,513  $  1,051,842
                                                                                      ===========  ===========  ============


                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                          NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

                                                                                                                   (d)
                                       Interest recognized                         Carrying value           Contractual Balance
                                       -------------------                         --------------           -------------------
                                     Sep. 30,      1996 and      Reserves/      Sep. 30,     Dec. 31,     Sep. 30,      Dec. 31,
Description                            1997          Prior      Write-offs        1997         1996         1997          1996
-----------                            ----          -----      ----------        ----         ----         ----          ----
 Office Building
    Harbor Plaza                    $     -      $     -      $(10,618,380)  $      -      $     -       $ 31,346,860  $28,385,000
    Boston, MA (a)

    Sierra Marketplace (b)(c)             -        9,093,598        -          15,979,355   15,979,355     17,059,235   15,688,576
    Reno, NV

    Twin Oak (b)                          -          880,460    (1,515,000)       636,678      636,678      2,854,793    2,614,938
    Ft. Lauderdale, FL
                                    -----------  -----------  ------------   ------------  ------------  ------------  -----------
                                    $     -      $ 9,974,058  $(12,133,380)  $ 16,616,033  $ 16,616,033  $ 51,260,888  $46,688,514
                                    ===========  ===========  ============   ============  ============  ============  ===========

         (a) This loan is accounted for under the investment method.
         (b) These loans are accounted for under the interest method.
         (c) The Partnership may be entitled to additional interest in the appreciation of the property which is subordinated to a specified return to the borrower. It is unlikely that the Partnership will realize any additional interest from this loan.
         (d) Contractual balance represents the amount that would be paid by the borrower if the loan was liquidated (principal plus accrued interest earned to date).
         (e) This mortgage was extended until December 1, 1999.


         Summary of mortgage activity is as follows:

                                              Nine months ended                          Year ended
                                             September 30, 1997                       December 31, 1996
                                    -------------------------------------  --------------------------------------
                                    Investment    Interest                  Investment    Interest
                                      Method       Method        Total        Method       Method        Total
                                    -----------  -----------  -----------  -----------   ----------- ------------
         Opening balance            $     -      $16,616,033  $16,616,033  $     -      $16,511,153  $16,511,153
         Income recognized                -            -            -            -        1,619,880    1,619,880
         Allowance for loan losses        -            -            -            -       (1,515,000)  (1,515,000)
                                    -----------  -----------  -----------  -----------   ----------- ------------

         Ending balance             $     -      $16,616,033  $16,616,033  $     -      $16,616,033  $16,616,033
                                    ===========  ===========  ===========  ===========  ===========  ===========

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                          NOTES TO FINANCIAL STATEMENTS

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

         The Partnership currently has investments in three of these four mortgage loans with outstanding balances of approximately $17,700,000 in principal.

         As of September 30, 1997, the Partnership had working capital reserves of approximately $2,900,000. Working capital reserves are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. The Partnership does not anticipate making any distributions from cash flow during its first 8 to 12 years of operations, or until such time as the mortgage loans mature or are prepaid.

         Results of operations

         Net income increased for the nine months ended September 30, 1997 and decreased for the quarter ended September 30, 1997 compared to the same periods in 1996. The increase in net income for the nine months was primarily due to the provision for loan losses recorded in 1996 and the decrease for the three months was primarily due to a decrease in interest income in 1997 due to the cessation of the interest accrual on the Sierra loan.

         Revenues decreased for both the three and nine months ended September 30, 1997 compared to the same periods in 1996. The decrease was primarily a result of the decrease in interest income due to the cessation of the accrual of interest on the Sierra loan.

         Costs and expenses decreased for both the three months and the nine months ended September 30, 1997. The decrease was due to a decrease in the provision for loan losses for the nine months and a decrease in general and administrative costs for both periods. General and administrative costs decreased as a result of a decrease in payroll costs in 1997 coupled with 1996 actual payroll costs being less than anticipated in 1997.

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



                                             RESOURCES ACCRUED MORTGAGE
                                             INVESTORS 2 L.P.

                                             By:   RAM Funding, Inc.
                                                   Managing General Partner




Dated:     November 19, 1997                  By:  /s/ Richard Sabella
                                                   -------------------
                                                   Richard Sabella
                                                   President
                                                   (Duly Authorized Officer)


Dated:     November 19, 1997                 By:   /s/ Kevin Reardon
                                                   -------------------
                                                   Kevin Reardon
                                                   Vice President, Secretary and
                                                   Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)