Form 10-K
period 1997-12-31
RESOURCES ACCRUED MORTGAGE INVESTORS 2 LP
filed 1998-04-15
CIK 804671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K


[ X ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1997:

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

         Registrant's telephone number, including area code 203-862-7444

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

Item 1.       Business

General

Registrant is a Delaware limited partnership formed on August 14, 1986. RAM Funding, Inc., a Delaware corporation that is a wholly-owned subsidiary of Presidio Capital Corp. ("Presidio"), is Registrant's managing general partner ("Managing General Partner"). RAM Funding Inc., was until November 3, 1994 a wholly owned subsidiary of Integrated Resources Inc. (Integrated"). On November 3, 1994, Integrated consummated its plan of reorganization under Chapter 11 of the United States Bankruptcy Code, at which time, pursuant to such plan of reorganization, the newly formed Presidio purchased substantially all of Integrated's assets.

In December 1994, Z Square G Partners II, the Associate General Partner of Registrant whose partners were previously associated with Integrated, notified Registrant of its withdrawal as the Associate General Partner. The withdrawal became effective, after 60 days prior written notice to Limited Partners, on February 28, 1995. Upon the effective date of such withdrawal, Presidio AGP Corp. ("Presidio AGP"), which is a wholly-owned subsidiary of Presidio, became the Associate General Partner. (The Managing General Partner and Associate General Partner are hereinafter collectively referred to as the "General Partners").

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

Effective with the consummation of Integrated's plan of reorganization, Presidio entered into an Administrative Services Agreement with Concurrency Management Corp. ("Concurrency") to provide administrative services to Presidio and its subsidiaries. Effective January 1, 1996, Wexford Management Corp. (formerly Concurrency) assigned this agreement to Wexford Management LLC ("Wexford").

On August 28, 1997, an affiliate of NorthStar Capital Partners acquired all of the Class B shares of Presidio, the corporate parent of the General Partners. This acquisition, when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of the General Partners.

On November 2, 1997, the Administrative Services Agreement between Presidio and Wexford expired. Pursuant to that agreement Wexford had the authority to designate directors of the General Partners. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement (the "ASA"), which expires on May 3, 1998. Under the terms of the ASA, Wexford will provide consulting and administrative services to Presidio and its affiliates, including the General Partners and Registrant. On August 28, 1997, Presidio also entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio will provide the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates.

Effective November 3, 1997, the officers and employees of Wexford that had served as officers and/or directors of the General Partners tendered their resignation. On the same date, the Board of Directors of Presidio appointed new individuals to serve as officers and/or directors of the General Partners.

Registrant offered 400,000 units of limited partnership interest (the "Units") pursuant to the Prospectus dated April 12, 1988 (the "Prospectus") of Registrant which was filed with the Securities and Exchange Commission as part of Post-Effective Amendment No. 2 to Registrant's Registration Statement on Form S-11, Commission File No. 33-9705, as amended (the "Registration Statement"). The Prospectus was supplemented by supplements dated August 12, 1988, February 8, 1989, March 10, 1989, April 28, 1989 and June 26, 1989. In June 1988,
Registrant had its initial admission of limited partners, and its offering terminated on September 20, 1989. As of its final admission on October 1, 1989, Registrant had accepted subscriptions for 187,919 Units (including Units owned by the initial limited partner) resulting in total gross proceeds of $46,979,750 of which $18,405,847 of the offering proceeds was not invested or committed by April 12, 1990 and was returned in accordance with the terms of Registrant's partnership agreement ("Partnership Agreement"). For the years ended December 31, 1997, 1996 and 1995, the percentage of Registrant's revenue attributable to interest on short term investments was 88.0%, 6.6% and 8.3%, respectively. For the years ended December 31, 1997, 1996 and 1995, the Sierra Loan accounted for approximately 0.0%, 91.1% and 90.7%, respectively, of Registrant's revenues.

Investments of Registrant

Registrant originally invested 100% of its net proceeds in four Mortgage Loans in the original amount of $23,323,513, including interest of $23,513. In June 1992, the senior mortgage lender on one of Registrant's investments, the Promenade Loan, foreclosed on the property securing its loan, and Registrant lost its entire investment. As of March 1, 1998 Registrant had investments in the remaining three Mortgage Loans in the original amounts of $17,700,000, including interest of $23,513. All interest and principal is due and payable at maturity and there are no current payments due on any of the Mortgage Loans. Following is a description of the status of Registrant's investments:

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

The Sierra Loan was funded on February 10, 1989 and bears interest at a rate of 11.22% per annum, compounded monthly and is due on February 28, 2001, at which time a balloon payment of $24,966,653, together with additional interest (as described below) if any, will be due and payable. Under the terms of the Sierra Loan, the Sierra Borrower must provide, on request, a current appraisal of the Sierra Property. If the sum of (i) the principal balance of the Sierra Loan plus all other then outstanding indebtedness secured by the Sierra Property plus (ii) all accrued and unpaid interest in excess of 5% per annum of the principal balance of such mortgages, exceed 85% of the current appraised value, the Sierra Borrower shall be immediately obligated to pay such excess. In the event that such excess becomes due, the Sierra Borrower may not have sufficient liquidity to satisfy its obligation to Registrant. The Sierra Borrower could be forced to sell its property or seek other relief, including protection under the bankruptcy laws. Management has prepared a valuation of the Property and based on that valuation, no additional amounts are presently due. However, it appears possible that the Sierra loan could accrue to a value in excess of the property's market at some point in the future.

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

During the first quarter of 1997, the Sierra Borrower wrote the Sierra Property down on its books to what its management believed to be its estimated fair market value of $15,875,000. The balance of the Sierra Loan at December 31, 1996 was approximately $15,979,000 and it was unlikely that any additional interest accrued on the Sierra Loan would ultimately be recovered from the value of the underlying property. Consequently, as of January 1, 1997, Registrant ceased accruing interest on the Sierra Loan.

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

The Harborista Loan was funded on February 13, 1989 and bears interest at a rate of 13.307% per annum, compounded monthly and was originally due on December 1, 1998 at which time a balloon payment of $36,568,146 would have been payable.

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

In 1993, based upon information that the cash flow from the tenant at Harbor Plaza was far below the amount of rental payments due under the Master Lease, the condition of the Boston real estate market and the likelihood that the public works construction which had adversely affected Harbor Plaza would continue for some time, there was a substantial likelihood that the Harborista Borrower would not be able to refinance the Northwestern Mortgage when it matured. For these reasons, during 1993 management determined that interest on the Harborista Loan should cease to accrue and that an allowance for loan losses was necessary for the entire carrying value of the Harborista Loan which, at that time, was $10,618,380. In addition, if 470 Atlantic Management Corp. was successful in the lawsuit referred to below, it may have resulted in an attempted foreclosure by Northwestern.

The Master Lessee and Registrant consummated an agreement during the fourth quarter of 1995, pursuant to which Registrant received $341,038 (which is included in other income for the year ended December 31, 1995). In accordance with this agreement, Registrant subordinated its lien to any new monies invested in Harbor Plaza and extended its loan (as did the first mortgagor) until 1999, among other things. For additional information concerning the Harborista Loan see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data."

Twin Oak Loan

A $1,200,000 second Mortgage Loan (the "Twin Oak Loan") to Twin Oak Plaza Associates (the "Twin Oak Borrower"), a limited partnership originally sponsored by Integrated, which is secured by the Twin Oak Shopping Center, located in Fort Lauderdale, Florida (the "Twin Oak Property").

The Twin Oak Property is a 113,217 square foot community retail shopping center which includes a 15,000 square foot addition built by the Twin Oak Borrower, which had been fully leased to McCrory until March 1995 at which time McCrory vacated. McCrory filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in February 1992. In July, 1993, the Bankruptcy Court approved McCrory's application for a Lease Amendment which allowed for a reduction in its rental rates to current market levels. The tenant had been current with its rent payments since the Bankruptcy Court hearing, however, McCrory had petitioned the Bankruptcy Court to terminate its Lease and vacated the premises on March 31, 1995. During 1996 and 1997 the McCrory space was leased to Scotty's Hardware, who began paying rent to the Twin Oak Borrower in April 1997.

The Twin Oak Loan was funded on April 3, 1990 and bears interest at a rate of 12.23% per annum, compounded annually, and is due on May 1, 2002 at which time a balloon payment of $4,843,839 will be due and payable. Under the terms of the Twin Oak Loan, the Twin Oak Borrower must provide, at Registrant's request, a current appraisal of the Twin Oak Property. If the sum of (i) the principal balances of the Twin Oak Loan plus the first mortgage plus (ii) all accrued and unpaid interest in excess of 5% per annum of the principal balance of such mortgages exceeds 85% of the then current appraised value, the Twin Oak Borrower shall be immediately obligated to pay such excess. Based on management's cash flow projections and analyses, the Twin Oak Borrower is currently failing this test. Registrant will not take action against Twin Oak at this time as there is not an adequate remedy for the Registrant. By Registrant calling its mortgage, Twin Oak would most likely seek protection under Chapter 11 of the United States Bankruptcy Code. Since the estimated value of the underlying property is currently approximately equal to the first mortgage plus the carrying value of Registrant's mortgage, by calling its loan, Registrant would jeopardize its potential of realizing any proceeds from the Twin Oak Loan.

The total amount, including fees, allocated to the loan from the gross proceeds of Registrant's offering was $1,424,332, including payment to the Managing General Partner of a mortgage placement fee of $71,217.

The Twin Oak Property is also encumbered by a first mortgage in the original amount of $4,250,000, held by Southern Life Assurance Company (the "Southern Life Mortgage"). The Southern Life Mortgage bore interest at a rate of 10% per annum plus contingent interest, and was payable in 119 equal monthly installments of $36,550. The maturity date of the Southern Life Mortgage, originally July 1, 1993, was extended by three years to July 1, 1996. During October 1997, the Twin Oak Borrower and Southern Life Assurance Company formally agreed to extend the maturity date of the first mortgage until July 1, 1998. The outstanding balance of the extended first mortgage loan at December 31, 1997 was $3,810,937.

In order for the Twin Oak Borrower to consummate its loan extension with Southern Life Assurance Company, the consent of the Registrant was required. Registrant agreed to consent on the condition that the Twin Oak Borrower either refinance its first mortgage loan and the Twin Oak Loan before July 1,1998, or give to Registrant a deed-in-lieu of foreclosure of the Twin Oak Property. The Twin Oak Borrower has not yet refinanced either of its mortgage loans. It is impossible to predict at this time whether the Twin Oak Borrower will be able to refinance its mortgage loans on or before July 1, 1998.

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

Employees

Registrant does not have any employees. Certain services are performed by the General Partners and/or their affiliates in connection with the servicing of the Mortgage Loans pursuant to a mortgage servicing agreement. NorthStar Presidio currently performs accounting, secretarial, transfer and administrative services for Registrant and Registrant pays for its pro rata amount of such services. NorthStar Presidio also performs similar services for other affiliates of the General Partners. See Item 10, "Directors and Executive Officers of Registrant ", Item 11, "Executive Compensation" and Item 13, "Certain Relationship and Related Transactions."

Item 2.       Properties

None.



Item 3.       Legal Proceedings

None.


Item 4.       Submission of Matters to a Vote of Security Holders

None.

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

As of March 1, 1998 there were approximately 4,200 holders of Units of Registrant, owning an aggregate of 187,919 Units (including Units held by the initial limited partner).

There are no material legal restrictions set forth in the Partnership Agreement upon Registrant's present or future ability to make distributions. No distributions were made in 1997, 1996 and 1995. No distributions from cash flow are anticipated to be made in as much as all payments due from borrowers under the Mortgage Loans are deferred and payable upon maturity or prepayment of the respective Mortgage Loans. Where deemed appropriate, the Managing General Partner will consider accepting prepayments on a negotiated basis.


Item 6.  Selected Financial Data.

                                                                   Year ended December 31,
                            --------------------------------------------------------------------------------------------------
                                   1997               1996                 1995                1994              1993
                            --------------      -------------       --------------      --------------      -------------

Revenues                    $      165,064      $   1,794,213       $    1,946,240      $    1,885,747      $   1,797,318
Net Income (Loss)           $       72,682      $     123,888 (2)   $    1,765,545      $    1,723,537      $  (9,056,306) (1)
Net Income (Loss)
     Per Unit               $          .38      $         .64 (2)   $         9.16      $         8.94      $      (46.99) (1)
Total Assets                $   19,537,040      $  19,501,016       $   19,346,908      $   17,554,159      $  15,853,759


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

The General Partners hold a 2.5% equity interest in Registrant. However, at the inception of Registrant, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. Registrant's management determined that this accounting does not appropriately reflect the Limited Partners' and the General Partners' relative participations in Registrant's net assets, since it does not reflect the General Partners' 2.5% equity interest in Registrant. Thus, Registrant has restated its financial statements to reallocate $733,757 (2.5% of the gross proceeds raised at Registrant's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of Registrant and all periods presented in the financial statements have been restated to reflect the reallocation. The reallocation has no impact on Registrant's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

Registrant  had  invested  in  four  Mortgage  Loans  aggregating  approximately
$23,300,000 in principal. In June, 1992 Registrant lost its investment in the Promenade Loan which represented original loan proceeds of $5,600,000 leaving an aggregate of original investments of approximately $17,700,000.

In October 1997, the Twin Oak borrower and the first mortgage lender agreed to extend the maturity date of the Twin Oak loan until July 1, 1998. Registrant agreed to consent on the condition that the Twin Oak borrower either refinance both the first and Registrant's mortgage, or give Registrant a deed-in-lieu of foreclosure to the Twin Oak property. To date, the Twin Oak borrower has not refinanced either mortgage. Registrant is unable to determine the ultimate outcome of this matter.

Registrant uses working capital reserves provided from the proceeds of its public offering and subsequent settlement amounts, and interest earned thereon as its primary measure of liquidity. Registrant does not anticipate making any distributions from cash flow during its first 8 to 12 years of operations, or until such time as the Mortgage Loans mature or are prepaid. Working capital reserves are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of Registrant. As of December 31, 1997, Registrant had working capital reserves of approximately $2,827,000.

Except as discussed above, management is not aware of any other known trends, events, commitments, or uncertainties that will have a significant impact on liquidity.

Real Estate Market

The real estate market has begun to recover from the effects of the recession which included a substantial decline in the market value of existing properties. However, market values have been slow to recover, and high vacancy rates continue to exist in some areas. These factors may continue to reduce rental rates. As a result, Registrant's potential for realizing the full value of its investment in certain mortgages is considered unlikely.

Allowance for Loan Losses

An allowance for loan losses is established based upon a quarterly review of each of the mortgage loans in Registrant's portfolio. In performing the review, management considers the estimated net realizable value of the property or collateral as well as other factors, such as the current occupancy, the amount and status of senior debt, if any, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projection of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying values as of December 31, 1997.

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

Additionally, during 1993 management of Registrant determined that any recovery from the Harborista Loan would be unlikely and recorded an allowance for loan losses of $10,618,380.

The allowance is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions. Registrant may provide additional losses in subsequent years and such provisions could be material.

Year 2000

Costs associated with the year 2000 conversion are not expected to have any impact on the operations of the Registrant.

Results of Operations

1997 vs. 1996

Net income decreased for the year December 31, 1997 compared to 1996. The decrease was due to a greater decrease in revenues than the decrease in costs and expenses.

Revenues decreased compared to the same period in 1996 primarily due to a decrease in mortgage interest income. Mortgage interest income decreased due to the cessation of the interest accrual on the Sierra Loan. During the first quarter of 1997, High Cash Partners, L.P. the owner of the Sierra property and the borrower under the Sierra loan wrote the property down to what its management believed to be its estimated fair market value of $15,875,000. The balance of the Sierra loan at December 31, 1996 was approximately $15,979,000 and its was unlikely that any additional interest accrued on the Sierra loan would ultimately be recovered from the value of the underlying property. Consequently, as of January 1, 1997, the Partnership ceased accruing interest on the Sierra loan.

Costs and expenses decreased compared to the year ended December 31, 1996. The decrease was due to an allowance for loan losses recorded in 1996 on the Twin Oak loan, while no allowance was recorded in 1997, coupled with a decrease in general and administrative expenses. General and administrative expenses decreased primarily due to a decrease in payroll costs in 1997.

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

Costs and expense increased for the year ended December 31, 1996 compared to the same period in 1995. The increase was primarily due to the provision for loan losses recorded on the Twin Oak loan, partially offset by a decrease in general and administrative expenses. General and administrative expenses decreased primarily as a result of decreased payroll related costs.

Item 8.       Financial Statements and Supplementary Data

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                      INDEX




          Independent Auditor's Report

          Financial Statements - Years ended
            December 31, 1997, 1996 and 1995


                 Balance sheets


                 Statements of income


                 Statement of partners' equity


                 Statements of cash flows


                 Notes to financial statements






All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

To the Partners of
Resources Accrued Mortgage Investors 2 L.P.
Greenwich, Connecticut


                          INDEPENDENT AUDITOR'S REPORT



We have audited the accompanying balance sheets of Resources Accrued Mortgage Investors 2 L.P. ( a limited partnership) as of December 31, 1997 and 1996, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resources Accrued Mortgage Investors 2 L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



Hays & Company


February 12, 1998
New York, New York

                            RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                                          BALANCE SHEETS


                                                                                December 31,
                                                                      ---------------------------
                                                                          1997           1996
                                                                      -----------     -----------
ASSETS

     Investments in mortgage loans (net of allowance
        for loan losses of $12,133,380 at
        December 31, 1997 and 1996) .............................     $16,616,033     $16,616,033
     Cash and cash equivalents ..................................       2,908,425       2,873,084
     Other receivable ...........................................          12,582          11,899
                                                                      -----------     -----------

                                                                      $19,537,040     $19,501,016
                                                                      ===========     ===========


LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Accounts payable and accrued expenses ......................     $    94,140     $   130,798
                                                                      -----------     -----------


Commitments and contingencies (Notes 3 and 4)

Partners' equity
     Limited partners' equity (as restated) (187,919 units issued
        and outstanding) ........................................      18,956,853      18,885,988
     General partners' equity (as restated) .....................         486,047         484,230
                                                                      -----------     -----------

        Total partners' equity ..................................      19,442,900      19,370,218
                                                                      -----------     -----------

                                                                      $19,537,040     $19,501,016
                                                                      ===========     ===========

See notes to financial statements.

                            RESOU0CES ACCRUED MORTGAGE INVESTORS 2 L.P.

                                        STATEMENTS OF INCOME


                                                                   Year ended December 31,
                                                          1997             1996            1995
                                                        ----------      ----------      ----------
Revenues
     Short term investment interest ..............      $  145,249      $  144,945      $  133,136
     Other income ................................          19,815          29,388         357,488
     Interest income on mortgage loans ...........            --         1,619,880       1,455,616
                                                        ----------      ----------      ----------

                                                           165,064       1,794,213       1,946,240
                                                        ----------      ----------      ----------
Costs and expenses
     General and administrative expenses .........          92,382         155,325         180,695
     Provision for loan losses ...................            --         1,515,000            --
                                                        ----------      ----------      ----------

                                                            92,382       1,670,325         180,695
                                                        ----------      ----------      ----------

Net income .......................................      $   72,682      $  123,888      $1,765,545
                                                        ==========      ==========      ==========

Net income attributable to
     Limited partners ............................      $   70,865      $  120,791      $1,721,406
     General partners ............................           1,817           3,097          44,139
                                                        ----------      ----------      ----------

                                                        $   72,682      $  123,888      $1,765,545
                                                        ==========      ==========      ==========

Net income per unit of limited partnership
     interest (187,919 units outstanding) ........      $      .38      $      .64      $     9.16
                                                        ==========      ==========      ==========


See notes to financial statements.

                             RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                                    STATEMENT OF PARTNERS' EQUITY

                            YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997



                                                      General          Limited            Total
                                                      Partners'        Partners'         Partners'
                                                      Equity            Equity            Equity
                                                   ------------      ------------      ------------
Balance, January 1, 1995 .....................     $   (296,763)     $ 17,777,548      $ 17,480,785

Reallocation of partners' equity (Note 6) ....          733,757          (733,757)             --
                                                   ------------      ------------      ------------

Balance, January 1, 1995 (as restated) .......          436,994        17,043,791        17,480,785

Net income - 1995 ............................           44,139         1,721,406         1,765,545
                                                   ------------      ------------      ------------

Balance, December 31, 1995 (as restated) .....          481,133        18,765,197        19,246,330

Net income - 1996 ............................            3,097           120,791           123,888
                                                   ------------      ------------      ------------

Balance, December 31, 1996 (as restated) .....          484,230        18,885,988        19,370,218

Net income - 1997 ............................            1,817            70,865            72,682
                                                   ------------      ------------      ------------

Balance, December 31, 1997 ...................     $    486,047      $ 18,956,853      $ 19,442,900
                                                   ============      ============      ============

See notes to financial statements.

                               RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                                        STATEMENTS OF CASH FLOWS


                                                                    Year ended December 31,
                                                          ---------------------------------------------
                                                             1997              1996            1995
                                                          -----------      -----------      -----------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS

Cash flows from operating activities

     Net income .....................................     $    72,682      $   123,888      $ 1,765,545

     Adjustments to reconcile net income to
       net cash provided by operating activities
        Provision for loan losses ...................            --          1,515,000             --
        Non-cash interest earned
            on mortgage loans .......................            --         (1,619,880)      (1,455,616)

     Changes in assets and liabilities
        Other receivables ...........................            (683)         (11,899)            --
        Accounts payable and accrued expenses .......         (36,658)          30,220           27,204
                                                          -----------      -----------      -----------

            Net cash provided by operating activities          35,341           37,329          337,133
                                                          -----------      -----------      -----------

Net increase in cash and cash equivalents ...........          35,341           37,329          337,133

Cash and cash equivalents, beginning of year ........       2,873,084        2,835,755        2,498,622
                                                          -----------      -----------      -----------

Cash and cash equivalents, end of year ..............     $ 2,908,425      $ 2,873,084      $ 2,835,755
                                                          ===========      ===========      ===========

See notes to financial statements.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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

      The Partnership originally offered 400,000 units of limited partnership interest (the "Units") pursuant to the Prospectus dated April 12, 1988 (the "Prospectus") which was filed with the Securities and Exchange Commission as part of Post-Effective Amendment No. 2 to the Partnership's Registration Statement on Form S-11, Commission File No. 33-9705, as amended by supplements dated August 12, 1988, February 8, 1989, March 10, 1989, April 28, 1989 and June 26, 1989. In June 1988 the Partnership had its initial admission of limited partners, and its offering terminated on September 20, 1989. As of its final admission, which was effective October 1, 1989, the Partnership had accepted subscriptions for 187,919 Units (including Units owned by the initial limited partner) resulting in total gross proceeds of $46,979,750. Since all gross proceeds that were raised had not been invested or committed for investment, the Partnership was obligated, under the terms of the Prospectus, to return such uninvested funds. The Partnership distributed these funds in the amount of
      $19,263,445, including interest of $857,598, in August, 1990. Additionally, the Partnership made a second related distribution of $606,978 on October 30, 1990.

      In August 1986, the Partnership admitted Resources Capital Corp. as the Administrative General Partner; RAM Funding, Inc. as the Investment
      General Partner; and Z Square G Partners II as the Associate General Partner (collectively, the "General Partners"). In September, 1986, the General Partners made capital contributions to the Partnership of $960, $20, and $20, respectively. The General Partners were originally entitled to receive 4.8%, .1% and .1%, respectively, of the Adjusted Cash From Operations, Disposition Proceeds and Allocations of Net Income and Loss, each as defined in the Prospectus. The initial limited partner was admitted in August, 1986, and made a capital contribution of $2,500 for ten Units. In May 1987, RAM Funding, Inc. purchased from Resources Capital Corp. its 4.8% general partner interest in the Partnership for $960. RAM Funding, Inc. then became the Managing General Partner of the Partnership. All of the undertakings and responsibilities originally assumed by Resources Capital Corp. were assumed by RAM Funding, Inc. as the Managing General Partner. Integrated, the parent of the Managing General Partner until November 3, 1994, agreed to such changes.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1      ORGANIZATION (continued)

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

      Allowance for loan losses

      An allowance for loan losses is established based upon a quarterly review of each of the mortgage loans in the Partnership's portfolio. In

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      performing this review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value at each year end. Accordingly, the Partnership may provide for additional losses in subsequent years and such provisions could be material.

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

      Net income per unit of limited partnership interest

      Net income per unit of limited partnership interest is computed based upon the number of units outstanding (187,919) during the year.

      Income taxes

      No provisions have been made for federal, state and local income taxes, since they are the personal responsibility of the partners.

      The income tax returns of the Partnership are subject to examination by federal, state and local taxing authorities. Such examinations could result in adjustments to Partnership income, which changes could effect the income tax liability of the individual partners.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

      Recently issued accounting pronouncements

      The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings Per Share" established standards for computing and presenting earnings per share, and became effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement No. 129, "Disclosure of Information about Capital Structure" established standards for disclosing information about an entity's capital structure, and became effective for financial statements for periods ending after December 15, 1997. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997.

      Management of the Partnership does not believe that these new standards have, or will have a material effect on the Partnership's reported operating results, per unit amounts, financial position or cash flows.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


3      CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

      The Managing General Partner of the Partnership, RAM Funding, Inc., was until November 3, 1994 a wholly-owned subsidiary of Integrated at which time, pursuant to the consummation of Integrated's Plan of Reorganization, the assets of Integrated were sold to Presidio Capital Corp. ("Presidio"). As of February 28, 1995, the Associate General Partner of the Partnership is Presidio AGP Corp., a Delaware Corporation ("Presidio AGP"), which replaced Z Square G Partners II, a New York general partnership comprised of a general partnership and individuals who were all former officers, directors and significant shareholders of Integrated. Presidio AGP is a wholly-owned subsidiary of Presidio. The General Partners and certain affiliates of the General Partners, are general partners in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may be in the future, in direct competition with the Partnership.

      Presidio controls the Partnership through its direct and indirect ownership of the General Partners. On August 28, 1997, an affiliate of NorthStar Capital Partners acquired all of the Class B shares of Presidio. This acquisition, when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of the General Partners.

      Wexford Management Corp. had been engaged to perform management and administrative services for Presidio and its direct and indirect subsidiaries as well as the Partnership under an Administrative Services Agreement. Wexford Management Corp. was engaged to perform similar services for other similar entities that may be in competition with the Partnership. Effective January 1, 1996, Wexford Management Corp., formerly Concurrency Management Corp., assigned its agreement to provide management and administrative services to Presidio and its subsidiaries to Wexford Management LLC ("Wexford"). Under this agreement, Wexford also had the authority to designate directors of the General Partners.

      On November 2, 1997, the Administrative Services Agreement with Wexford expired. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement (the "ASA"), which expires on May 3, 1998. Under the terms of the ASA, Wexford will provide consulting and administrative services to Presidio and its affiliates, including the General Partners and the Partnership. Presidio also entered into a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio will provide the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. During the years ended December 31, 1997 and 1996, the Partnership paid Wexford $24,153 and $30,813 for management and administrative services rendered.

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

3      CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

      Effective November 3, 1997, the officers and employees of Wexford that had served as officers and/or directors of the General Partners tendered their resignation. On the same date, The Board of Directors of Presidio appointed new individuals to serve as officers and/or directors of the General Partners.

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

      The Partnership has prepared internal valuations for the properties owned by Twin Oak Plaza Associates, L.P. ("Twin Oak") and High Cash Partners, L.P. ("High Cash"). The general partners of High Cash were, until June 13, 1997, affiliated with the General Partners. All of the loans, with the exception of the Harborista Loan, contain a provision that requires that if the appraisal indicates that the value of all indebtedness senior to and including the Partnership's loan, taking into account principal plus accrued interest in excess of 5% per annum, exceeds 85% of the then current appraisal, the borrower must repay the indebtedness to a point where the 85% loan to value ratio is restored. The Twin Oak and High Cash borrowers may not have sufficient liquidity available to restore the 85% loan to value ratio should this amount be called by the Partnership.

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

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


4      INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

      Harborista Loan

      A $10,000,000 second mortgage loan (`the Harborista Loan") to Harborista Associates, L.P. is secured by an office building, commonly known as the Harbor Plaza, located in Boston, Massachusetts (the "Harbor Plaza"). The Harborista Loan was funded on February 13, 1989 and bears interest at the rate of 13.307% per annum, compounded monthly and was originally due to mature on December 1, 1998, at which time a balloon payment of approximately $36,000,000 would have been due and payable. Harbor Plaza is also encumbered by a first mortgage loan in the original amount of $24,475,000 held by Northwestern Mutual Life Insurance Co. ("Northwestern"). The first mortgage was due to mature on December 1, 1995, but was extended until December 1, 1999.

      In 1993, based upon information that the cash flow from the tenant at Harbor Plaza was far below the amount of rental payments due under the Master Lease, the condition of the Boston real estate market and the likelihood that the public works construction which had adversely affected Harbor Plaza would continue for some time, there was a substantial likelihood that Harborista Associates, L.P. would not be able to refinance the Northwestern Mortgage when it matured. For these reasons, during 1993 management determined that interest on the Harborista Loan should cease to accrue and that an allowance for loan losses was necessary for the entire carrying value of the Harborista Loan which amounted to $10,618,380. In addition, if 470 Atlantic Management Corp. ("470"), the Master Lessee of Harbor Plaza, was successful in the lawsuit referred to below, it may have resulted in an attempted foreclosure by Northwestern.

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

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


4      INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)


      Twin Oak Loan

      The Partnership holds a $1,200,000 second mortgage on the Twin Oak property. The first mortgage on this property, which is held by an unaffiliated third party, was due to mature on July 1, 1993. However, during 1993, the mortgage loan was extended for three years until July 1, 1996. For the period between July, 1996 and October 1997, the Twin Oak borrower continued to make reduced mortgage payments to the first mortgage lender in anticipation of a loan extension or modification. In October 1997, the Twin Oak borrower and its first mortgage lender formally agreed to extend the maturity date of the first mortgage until July 1, 1998.

      In order for the Twin Oak borrower to consummate this loan extension, the consent of the Partnership was required. The Partnership agreed to consent on the condition that the Twin Oak borrower either refinance both the first mortgage and the Partnership's mortgage on or before July 1, 1998 or give the Partnership a deed-in-lieu of foreclosure to the Twin Oak Property. To date, the Twin Oak borrower has not yet refinanced either of its mortgage loans. The Partnership is unable to determine at this time the ultimate outcome of this matter.

      In January 1995, the Partnership ceased accruing interest on its second mortgage loan to Twin Oak due to the fact that McCrory, a tenant occupying approximately 13% of the retail space, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code which significantly reduced the value of the property. McCrory successfully petitioned the Court to terminate its lease and vacated the premises in March 1995.

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

      Sierra Loan

      A $6,500,000 first mortgage loan to High Cash is secured by a shopping center located in Reno, Nevada. Interest on the loan accrues at the rate of 11.22% per annum with no payments due until maturity on February 28, 2001.

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

4      INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

      Sierra Loan (continued)

      During the first quarter of 1997, High Cash wrote the property down to what its management believed to be its estimated fair market value of $15,875,000. Management of the Partnership performed its own evaluation and determined that this amount was a fair estimate of the property value. The outstanding balance of the loan at December 31, 1996 was approximately $15,979,000 and it was unlikely that any additional interest accrued on the Sierra loan would ultimately be recovered from the value of the underlying property. Consequently, as of January 1, 1997 the Partnership ceased accruing interest on the Sierra loan.

      On June 13, 1997, the general partners of High Cash, who were formerly affiliated with the General Partners, sold their general partner interests to Pembroke HCP LLC and Pembroke AGP Corp., unaffiliated third parties.

      Interest recognized by year for each mortgage loan is summarized as follows:

                                                        Year ended December 31,
                                          ------------------------------------------------
              Description                       1997             1996              1995
         -----------------------          -------------     -------------    -------------
         Shopping Center
              Sierra Marketplace
              Reno, Nevada                $       -         $   1,619,880    $   1,455,616
                                          =============     =============    =============

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

4      INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

      Information with respect to the Partnership's mortgage loans is summarized as follows:

                                                                                           Mortgage      Mortgage      Mortgage
                                    Interest  Compound             Loan      Maturity       Amount      Purchased      Placement
Description                          Rate %   Period    Type       Date        Date        Advanced      Interest        Fees
-----------                          ------   ------    ----       ----        ----        --------      --------        ----
Office Building
  Harbor Plaza                       13.307   Monthly    2nd     13-Feb-89    1-Dec-98    $10,000,000     $23,513      $594,867
  Boston, Mass (a)(e)

Shopping Centers
  Sierra Marketplace (b)(c)          11.220   Monthly    1st     10-Feb-89    28-Feb-01     6,500,000          -        385,757
  Reno, Nevada

  Twin Oak (b)                       12.280   Annually   2nd     3-Apr-90      1-May-02     1,200,000          -         71,218
  Ft. Lauderdale, Florida
                                                                                          -----------     -------    ----------
                                                                                          $17,700,000     $23,513    $1,051,842
                                                                                          ===========     =======    ==========
                                   Interest Recognized                       Carrying Value             Contractual Balance
                              ------------------------                  -----------------------------  ----------------------------
                              December 31,    1996 and                    December 31,   December 31,   December 31,   December 31,
Description                        1997        Prior       Reserves          1997           1996            1997            1996
-----------                  ------------  -----------   ------------   --------------  -------------  -------------   ------------
Office Building
  Harbor Plaza ............  $       --    $       --    $(10,618,380)  $       --      $       --     $ 32,401,302    $ 28,385,002
  Boston, Mass (a)

Shopping Centers
  Sierra Marketplace (b)(c)          --       9,093,598          --       15,979,355     15,979,355      17,529,616      15,688,574
  Reno, Nevada

  Twin Oak (b) ............          --         880,460    (1,515,000)       636,678        636,678       2,934,380       2,614,938
  Ft. Lauderdale, Florida
                            -------------  ------------  ------------   ------------    -----------    ------------    ------------
                             $  1,619,880     9,974,058  $(12,133,380)  $ 16,616,033    $16,616,033    $ 52,865,298    $ 46,688,514
                             ------------     ---------  ------------   ------------    -----------    ------------    ------------

(a)  This loan is accounted for under the investment method.
(b)  These loans are accounted for under the interest method.
(c) The Partnership may be entitled to additional interest in the appreciation of the property which is subordinated to a specified return to the borrower. It is unlikely that the Partnership will realize any additional interest from this loan.
(d) Contractual balance represents the amount that would be required to be paid by the borrower if the loan was liquidated (principal plus accrued interest earned to date).
(e)  This mortgage loan was extended until December 1, 1999.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


4      INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

      A summary of mortgage loan activity is as follows:

                                  Investment        Interest
                                    Method           Method             Total
                                ------------     ------------      ------------
Balance, January 1, 1995 ..     $       --       $ 15,055,537      $ 15,055,537

Interest recognized .......             --          1,455,616         1,455,616
                                ------------     ------------      ------------

Balance, December 31, 1995              --         16,511,153        16,511,153

Interest recognized .......                         1,619,880         1,619,880

Provision for loan losses .             --         (1,515,000)       (1,515,000)
                                ------------     ------------      ------------

Balance, December 31, 1996              --         16,616,033        16,616,033

Interest recognized .......             --               --                --
                                ------------     ------------      ------------

Balance, December 31, 1997      $       --       $ 16,616,033      $ 16,616,033
                                ============     ============      ============

      Unaudited financial information for Harbor Plaza, which is a mortgage loan accounted for under the investment method which exceeds 10% of the Partnership's original capital contributions, is not presently available.

5      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consist of the following:

                                                            December 31,
                                                     ---------------------------
                                                        1997              1996
                                                     --------           --------
Expense reimbursements ...................           $ 37,888           $ 73,041
Professional fees ........................             39,323             35,312
Printing charges .........................             11,204              8,466
Other ....................................              5,725             13,979
                                                     --------           --------

                                                     $ 94,140           $130,798
                                                     ========           ========

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


6      PARTNERS' EQUITY

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

      A reconciliation of net income per financial statements to the tax basis of accounting is as follows:

                                                     Year ended December 31
                                           ----------------------------------------
                                              1997           1996           1995
                                           ----------     ----------     ----------
Net income per financial
   statements ........................     $   72,682     $  123,888     $1,765,545

Interest income recognized for tax
   purposes in excess of amounts
   recognized for financial statements      5,974,947      3,682,033      3,249,413

Provision for loan losses ............           --        1,515,000           --
                                           ----------     ----------     ----------

Net income per tax basis .............     $6,047,629     $5,320,921     $5,014,958
                                           ==========     ==========     ==========

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



7 RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS (continued)


      The differences between the Partnership's net assets per financial statements and tax basis of accounting are as follows:

                                                              December 31
                                                     ---------------------------
                                                         1997            1996
                                                     -----------     -----------
Net assets per financial statements ............     $19,442,900     $19,370,218

Interest income recognized for tax purposes
  in excess of amounts recognized for financial
  statements ...................................      24,577,060      18,602,113

Allowance for loan losses ......................      12,133,380      12,133,380

Syndication costs ..............................       2,230,944       2,230,944
                                                     -----------     -----------

Net assets per tax basis .......................     $58,384,284     $52,336,655
                                                     ===========     ===========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

              None.

PART III

Item 10.      Directors and Executive Officers of Registrant.

There are no officers or directors of Registrant. The Managing General Partner has overall administrative responsibility for Registrant's operations and for the selection, evaluation, negotiation and disposition of Mortgage Loans. The Associate General Partner will not devote any material amount of its business time and attention to the affairs of Registrant. The Managing General Partner is a wholly-owned subsidiary of Presidio and was incorporated in Delaware in September 1985. The Managing General Partner also serves as the investment general partner of Resources Accrued Mortgage Investor L.P. -- Series 86 ("RAM 86"), an indirect subsidiary of Presidio.

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

As of March 15, 1998, the names and ages of, as well as the positions held by, the officers and directors of the Managing and Associate General Partners were as follows:

                                                                                           Has served as a
                                                                                           Director and/or
                                                                                           Officer of the
                                                                                          Managing General
        Name                   Age            Position                                     Partner since
        ----                   ---            --------                                      -------------
 W. Edward Scheetz              33      Director                                             November 1997
 David Hamamoto                 38      Director                                             November 1997
 Richard Sabella                42      President, Director                                  November 1997
 David King                     35      Executive VP, Director, Assistant Treasurer          November 1997
 Lawrence R. Schachter          41      Senior VP, Chief Financial Officer                   January 1998
 Kevin Reardon                  39      VP, Secretary, Treasurer, Director                   November 1997
 Allan B. Rothschild            36      Executive VP                                         December 1997
 Marc Gordon                    33      VP                                                   November 1997
 Charles Humber                 24      VP                                                   November 1997
 Adam Anhang                    24      VP                                                   November 1997
 Gregory Peck                   23      Assistant Secretary                                  November 1997

W. Edward Scheetz co-founded NorthStar Capital Partners with David Hamamoto in July 1997, having previously been a partner at Apollo Real Estate Advisors L.P. since 1993. From 1988 to 1993, Mr. Scheetz was a principal with Trammell Crow Ventures.

David Hamamoto co-founded NorthStar Capital Partners with W. Edward Scheetz in July 1997, having previously been a partner and a co-head of the Real Estate Principal Investment Area at Goldman, Sachs & Co., where he initiated the effort to build a real estate principal investment business in 1988 under the auspices of the Whitehall Funds.

Richard Sabella joined NorthStar Capital Partners in November 1997, having previously been the head of real estate and a partner at the law firm of Cahill, Gordon & Reindel since 1989. Mr. Sabella has also been associated with the law firms of Milgrim, Thomajian, Jacobs & Lee, P.C. and Cravath, Swaine & Moore.

David King joined NorthStar Capital Partners in November 1997, having previously been a Senior Vice President of Finance at Olympia & York Companies (USA). Prior to joining Olympia & York in 1990, Mr. King worked for Bankers Trust in its real estate finance group.

Lawrence R. Schachter joined NorthStar Presidio in January 1998, having previously held the position as Controller at CB Commercial/Hampshire, LLC from 1996 to 1997. Prior to joining CB, Mr. Schachter held the position of Controller at Goodrich Associates in 1996 and at Greenthal/Harlan Realty Services Co. from 1992 to 1995. Mr. Schachter, who holds a CPA, graduated from Miami University
(Ohio).

Kevin Reardon joined NorthStar Capital Partners in October 1997, having previously held the position of Controller at Lazard Freres Real Estate Investors from 1996 to 1997. Prior to joining Lazard Freres, Mr. Reardon was the Director of Finance in charge of European expansion at the law firm of Dewey Ballantine from 1993 to 1996. Prior to 1993, Mr. Reardon held a financial position at Hearst - ABC - Viacom Entertainment Services. Mr. Reardon, who holds a CPA, graduated from Fordham University with a B.S. in Accounting.

Allan B. Rothschild joined NorthStar Presidio in December 1997, having previously been the Senior Vice President and General Counsel of Newkirk Limited Partnership where he managed a large portfolio of net-leased real estate assets. Prior to joining Newkirk, Mr. Rothschild was associated with the law firm of Proskauer, Rose LLP in its real estate group.

Marc Gordon joined NorthStar Capital Partners in October 1997, having previously been a Vice President in the Real Estate Investment Banking Group at Merrill Lynch where he executed corporate finance and strategic transactions for public and private real estate ownership companies, including REITs, real estate service companies, and real estate intensive operating companies. Prior to joining Merrill Lynch in 1993, Mr. Gordon was in the Real Estate and Banking Group at the law firm of Irell & Manella. Mr. Gordon graduated from Dartmouth College with an A.B. in economics and also holds a J.D. from the UCLA School of Law.

Charles Humber joined NorthStar Capital Partners in September 1997, having previously worked for Merrill Lynch's Real Estate Investment Banking Group from 1996 to 1997. Mr. Humber graduated from Brown University with a B.A. in international relations and organizational behavior and management which is where he was prior to 1996.

Adam Anhang joined NorthStar Capital Partners in August 1997, having previously worked for The Athena Group's Russia and Former Soviet Union development team from 1996 to 1997. Mr. Anhang graduated from the Wharton School of the University of Pennsylvania with a B.S. in economics with concentrations in finance and real estate, which is where he was prior to 1996.

Gregory Peck joined NorthStar Capital Partners in July 1997, having previously worked for the Morgan Stanley Realty Real Estate Funds (MSREF) and Morgan Stanley's Real Estate Investment Banking Group from 1996 to 1997. Prior to joining Morgan Stanley, Mr. Peck worked for Lazard Freres & Co. LLC in the Real Estate Investment Banking Group from 1994 to 1996. Mr. Peck graduated from Columbia College with an A.B. in mathematics and an A.B. in economics.

There are no family relations between any executive officer and any other executive officer or director of the Managing General Partner.

Many of the above officers and directors of the Managing General Partner and Associate General Partner are also officers and/or directors of the general partners of other public partnerships affiliated with Presidio or of various subsidiaries of Presidio.

Item 11.      Executive Compensation.

Registrant is not required to and did not pay remuneration to the officers and directors of the Managing General Partner or the general partners of the former Associate General Partner. Certain officers and directors of the Managing General Partner receive compensation from affiliates of the Managing General Partner and/or its affiliates (but not from Registrant) for services performed for various affiliated entities, which may include services performed for Registrant; however, the Managing General Partner believes that any compensation attributable to services performed for Registrant is not material. See Item 13, "Certain Relationships and Related Transactions."

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

As of March 1, 1998, only the following entity was known by Registrant to be the beneficial owner of more than 5% of the Units of Registrant.

                                                                                 Percentage of Units
Limited Partner                                   Number of Units Owned              Outstanding
---------------                                   ---------------------              -----------
Los Angeles County                                       12,000                          6.39%
Painting Industry Pension Trust Fund
P.O. Box 7887
3601 Alameda Avenue #300
Burbank, CA  91510

As of March 1, 1998, neither the General Partners nor their officers and directors were known by Registrant to be beneficially own Units or shares of Presidio, the parent of the General Partners.

                  To the knowledge of the Registrant, the following sets forth certain information regarding ownership of the Class A shares of Presidio as of March 11, 1998 (except as otherwise noted) by (i) each person or entity who owns of record or beneficially five percent or more of the Class A shares, (ii) each director and executive officer of Presidio, and (iii) all directors and executive officers of Presidio as a group. To the knowledge of Presidio, each of such shareholders has sole voting and investment power as to the shares shown unless otherwise noted.

                  All outstanding shares of Presidio are owned by Presidio Capital Investment Company, LLC ("PCIC"), a Delaware limited liability company. The interest in PCIC (and beneficial ownership in Presidio) are held as follows:

                                         Percentage Ownership
                                        in PCIC and Percentage
                                         Beneficial Ownership
 Name of Beneficial Owner                     in Presidio
 ------------------------               -----------------------
Five Percent Holders:
Presidio Holding Company, LLC(1)                 71.93%
AG Presidio Investors, LLC(2)                    14.12%
DK Presidio Investors, LLC(3)                     8.45%
Stonehill Partners, LP(4)                         5.50%

The holdings of the directors and executive officers of Presidio are as follows:

Directors and Officers:
Adam Anhang(5)                                       0%
Marc Gordon(5)                                       0%
David Hamamoto(5)                                71.93%
Charles Humber(5)                                    0%
David King(5)                                        0%
Gregory Peck(5)                                      0%
Kevin Reardon(5)                                     0%
Allan Rothschild(5)                                  0%
Richard J. Sabella(5)                                0%
Lawrence Schachter(5)                                0%
W. Edward Scheetz(5)                             71.93%

Directors and Officers as a group:               71.93%


(1) Presidio Holding Company, LLC is a New York limited liability company whose address is 527 Madison Avenue, 16th Floor, New York, New York 10022. PHC has two members, Polaris Operating LLC ("Polaris") which holds a 1% interest, and Northstar Operating, LLC ("Northstar") which holds a 99% interest. Polaris is a Delaware limited liability company whose address is 527 Madison Avenue, 16th Floor, New York, New York 10022. Polaris has two members, Sextant Operating Corp. ("Sextant"), which holds a 1% interest, and Northstar, which holds a 99% interest. Sextant is a Delaware corporation whose address is 527 Madison Avenue, 16th Floor, New York, New York 10022 and whose sole shareholder is Northstar. Northstar is a Delaware limited liability company whose address is 527 Madison Avenue, 16th Floor, New York, New York 10022. Northstar has two members, Northstar Capital Partners ("NCP"), which holds a 99% interest, and Northstar Capital Holdings I, LLC ("NCHI"), which holds a 1% interest. Both NCP and NCHI are Delaware limited liability companies, whose business address is 527 Madison Avenue, 16th Floor, New York, New York 10022. NCP has two members, NCHI, which holds a 74.75% interest, and Northstar Capital Holdings II LLC ("NCHII"), which holds a 25.25% interest. The business address for NCHII, a Delaware limited liability company is 527 Madison Avenue, 16th Floor, New York, New York 10022. NCHII has three members, NCHI, which holds a 99% interest, Edward Scheetz, who holds a 0.5% interest and David Hamamoto, who holds a 0.5% interest. Mr. Scheetz, a U.S. citizen whose business address is 527 Madison Avenue, 16th Floor, New York, New York 10022, is a founding member of NCP. Mr. Hamamoto, a U.S. citizen whose business address is 527 Madison Avenue, 16th Floor, New York, New York 10022, is a founding member of NCP. NCHI has two members, Mr. Scheetz and Mr. Hamamoto, each of whom holds a 50% interest.

                  Pursuant to that certain Amended and Restated Pledge and Security Agreement (the "Pledge Agreement") dated March 5, 1998 made by PHC in favor of Credit Suisse First Boston Mortgage Capital LLC ("CSFB"), PHC pledged all of its membership interest in PCIC to CSFB as security for loans issued under the Loan Agreement dated as of February 20, 1998 by and among PHC and CSFB and the First Amendment thereon dated March 5, 1998 (together, the "Loan Agreement"). The Pledge Agreement and Loan Agreement contain standard default and event of default provisions which may at a subsequent date result in a change of control of PCIC and, therefore, the Registrant.

(2) Each of Angelo, Gordon & Company, LP, as sole manager of AG Presidio Investors, LLC, and John M. Angelo and Michael L. Gordon, as general partners of the general partner of Angelo, Gordon & Company, LP may be deemed to beneficially own for purposes of rule 13 d-3 of the Exchange Act, the securities beneficially owned by AG Presidio Investors, LLC. Each of John
                  M. Angelo and Michael L. Gordon disclaim such beneficial ownership. The business address for such persons is c/o Angelo, Gordon & Company, LP, 345 Park Avenue, 26th Floor, New York, New York 10167.

(3) M.H. Davidson & Company, Inc., as sole manager of DK Presidio Investors, LLC may be deemed to beneficially own for purposes of Rule 13d-3 of the Exchange Act, the securities beneficially owned by DK Presidio Investors, LLC. The business address for such person is c/o M.H. Davidson & Company, 885 Third Avenue, New York, New York 10022.

(4)               Includes  shares  of  PCIC  beneficially  owned  by  Stonehill
                  Offshore Partners Limited and Stonehill Institutional Partners, LP. John A. Motulsky is a managing general partner of Stonehill Partners, LP, a managing member of the investment advisor to Stonehill Offshore Partners Limited and is a general partner of Stonehill Institutional Partners, LP. John
                  A. Motulsky disclaims beneficial ownership of the shares held by these entities. The business address for such person is c/o Stonehill Investment Corporation, 110 East 59th Street, New York, New York 10022.

(5) The business address for such person is 527 Madison Avenue, 16th Floor, New York, New York 10022.

Item 13.      Certain Relationships and Related Transactions.

The General Partners, during Registrant's year ended December 31, 1997, earned or received compensation or payments for services from or with respect to Registrant (or Integrated or Presidio) as follows:

                                Capacity in Which Served or Services
       Name of Recipient                  Performed                              Compensation
       -----------------                  ---------                              ------------
RAM Funding, Inc.                Managing General Partner                              (1)
Presidio AGP Corp.               Associate General Partner                             (1)

(1) The General Partners were not entitled to any payment for services from or with respect to Registrant, Integrated or Presidio. However, the General Partners, pursuant to the Partnership Agreement, are entitled to receive 2.5% of Registrant's income, loss, capital and distributions (2.45% to the Managing General Partner and .05% to the Associate General Partner) including without limitation Registrant's cash flow from operations and disposition proceeds. No distributions are expected to be made from operations inasmuch as all interest and principal due on the Mortgage Loans is deferred until maturity, unless there are prepayments of Mortgage Loans. For the year ended December 31, 1997, the General Partners were allocated an aggregate of $152,610 of taxable income ($149,558 to the Managing General Partner and $3,052 to the Associate General Partner).

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

         (b) Reports on Form 8-K None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1998.

RESOURCES ACCRUED MORTGAGE
INVESTORS 2 L.P.


By:     RAM FUNDING, INC.,
        Managing General Partner
                                                                      Date

By:     /s/Richard Sabella                                        March 27, 1998
        ------------------
        Richard Sabella
        Director, President
        (Chief Executive Officer)

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

   Signature                        Title                                        Date
   ---------                        -----                                        ----

/s/Kevin Reardon              Director, Vice President,                    March 27, 1998
----------------
Kevin Reardon                 Treasurer and Secretary


/s/Larry Schachter            Senior Vice President,                       March 27, 1998
------------------
Larry Schachter               (Principal Financial Officer
                              and Principal Accounting Officer)

/s/Richard Sabella            Director, President,                         March 27, 1998
------------------            (Chief Executive Officer)
Richard Sabella

/s/David King                 Director, Executive Vice President,          March 27, 1998
-------------                 and Assistant Treasurer
David King


                                  EXHIBIT INDEX



Exhibit

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