Form 10-Q
period 1998-03-31
RESOURCES ACCRUED MORTGAGE INVESTORS 2 LP
filed 1998-05-15
CIK 804671

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended March 31, 1998

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to ____________

                         Commission file number 0-16856


                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                           13-3368726
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


411 West Putnam Avenue, Suite 270, Greenwich, CT              06830
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


                                 (203) 862-7444
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                           FORM 10-Q - MARCH 31, 1998





                                      INDEX



PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

       BALANCE SHEETS - March 31, 1998 and December 31, 1997 ...................


       STATEMENTS OF INCOME - For the three months ended March 31, 1998 and 1997 ..........................................................


       STATEMENT OF PARTNERS' EQUITY - For the three months ended March 31, 1998


       STATEMENTS OF CASH FLOWS - For the three months ended March 31, 1998 and 1997 ..........................................................


       NOTES TO FINANCIAL STATEMENTS ...........................................


    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS ..............................


PART II - OTHER INFORMATION

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ..................................


SIGNATURES......................................................................

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                                       BALANCE SHEETS




                                                              March 31,        December 31,
                                                                1998              1997
                                                             -----------     -----------
ASSETS

     Investments in mortgage loans (net of allowance for
         loan losses of $12,133,380) ...................     $16,616,033     $16,616,033
      Cash and cash equivalents ........................       2,932,064       2,908,425
      Other receivable .................................          12,660          12,582
                                                             -----------     -----------

                                                             $19,560,757     $19,537,040
                                                             ===========     ===========


 LIABILITIES AND PARTNERS' EQUITY

 Liabilities
      Accounts payable and accrued expenses ............     $    99,820     $    94,140
                                                             -----------     -----------

 Commitments and contingencies

 Partners' equity
      Limited partners' equity (187,919 units
         issued and outstanding) .......................      18,974,439      18,956,853
      General partners' equity .........................         486,498         486,047
                                                             -----------     -----------

             Total partners' equity ....................      19,460,937      19,442,900
                                                             -----------     -----------

                                                             $19,560,757     $19,537,040
                                                             ===========     ===========

See notes to financial statements.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                              STATEMENTS OF INCOME




                                                         For the three months ended
                                                                   March 31,
                                                         --------------------------
                                                            1998            1997
                                                           -------       -------
Revenues
     Short term investment interest ................       $36,834       $34,481
     Other income ..................................         5,700         6,090
                                                           -------       -------

                                                            42,534        40,571
                                                           -------       -------

Costs and expenses
     General and administrative expenses ...........        24,497         4,854
                                                           -------       -------

Net income .........................................       $18,037       $35,717
                                                           =======       =======

Net income attributable to
     Limited partners ..............................       $17,586       $34,824
     General partners ..............................           451           893
                                                           -------       -------

                                                           $18,037       $35,717
                                                           =======       =======

Net income per unit of limited partnership
     interest (187,919 units outstanding) ..........       $  0.09       $  0.19
                                                           =======       =======

See notes to financial statements.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          STATEMENT OF PARTNERS' EQUITY






                                             General         Limited         Total
                                            Partners'       Partners'       Partners'
                                             Equity          Equity          Equity
                                          -----------     -----------     -----------
Balance, January 1, 1998 ............     $   486,047     $18,956,853     $19,442,900

Net income for the three months ended
     March 31, 1998 .................             451          17,586          18,037
                                          -----------     -----------     -----------

Balance, March 31, 1998 .............     $   486,498     $18,974,439     $19,460,937
                                          ===========     ===========     ===========


See notes to financial statements.

                           RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                                     STATEMENTS OF CASH FLOWS



                                                                     For the three months ended
                                                                              March 31,
                                                                    ----------------------------
                                                                       1998              1997
                                                                    -----------      -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities

     Net income ...............................................     $    18,037      $    35,717

     Changes in assets and liabilities
        Other receivable ......................................             (78)            (245)
        Accounts payable and accrued expenses .................           5,680          (37,898)
                                                                    -----------      -----------

            Net cash provided by (used in) operating activities          23,639           (2,426)
                                                                    -----------      -----------

Net increase (decrease) in cash and cash equivalents ..........          23,639           (2,426)

Cash and cash equivalents, beginning of period ................       2,908,425        2,873,084
                                                                    -----------      -----------

Cash and cash equivalents, end of period ......................     $ 2,932,064      $ 2,870,658
                                                                    ===========      ===========

See notes to financial statements.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS


1         INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investors 2 L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Investments in mortgage loans

         The Partnership principally invests in zero coupon senior and junior mortgage loans on properties owned or acquired by limited partnerships originally sponsored by affiliates of the General Partners. These loans generally contain provisions whereby the Partnership may be entitled to additional interest represented by participation in the appreciation of the underlying property.

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

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each of the mortgage loans in the Partnership's portfolio. In performing this review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of March 31, 1998.

         The allowance is inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide for additional losses in subsequent periods and such provisions could be material. No allowance for loan losses was required for the quarters ended March 31, 1998 and 1997.

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

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

3         CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES(continued)


         Under the terms of the management agreement NorthStar Presidio will provide the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the quarter ended March 31, 1998 reimbursable expenses due to NorthStar Presidio amounted to $1,000.

         Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio controls the Partnership through its direct and indirect ownership of the General Partners. On August 28, 1997, an affiliate of NorthStar Capital Partners acquired all of the Class B shares of Presidio. This acquisition, when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of the General Partners.

         The Partnership had invested principally in mortgage loans on properties owned or acquired by privately syndicated limited partnerships which were controlled by Presidio. Transactions entered into between the Partnership and such entities are subject to inherent conflicts of interest.

         The General Partners are allocated 2.5% of the net income or loss of the Partnership and are entitled to 2.5% of distributions. The 2.5% shall be apportioned 98% to the Managing General Partner and 2% to the Associate General Partner. For the quarters ended March 31, 1998 and 1997, the Managing General Partner and Associate General Partner were allocated net income of $442 and $9 and $875 and $18, respectively.

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

         The Partnership currently has three outstanding mortgage loans.

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

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

4         INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES(continued)

         Twin Oak loan

         The first mortgage on this property, which is held by an unaffiliated third party, was due to mature on July 1, 1993, however, during 1993, this loan was extended for three years until July 1, 1996. The terms and conditions of the extension were essentially the same as the original loan. During October 1997, the Twin Oak borrower and its first mortgage lender formally agreed to extend the maturity date of the first mortgage until July 1, 1998. Twin Oak is currently pursuing the sale of its property.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

 4      INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

        Information with respect to the Partnership's mortgage loans is as follows:

                                                                                        Mortgage      Mortgage       Mortgage
                                 Interest  Compound               Loan       Maturity    Amount      Purchased      Placement
Description                        Rate %   Period     Type       Date        Date      Advanced      Interest        Fees
-----------                        ------   ------     ----       ----        ----      --------      --------        ----
 Office Building
    Harbor Plaza                   13.307   Monthly     2nd   13-Feb-89    1-Dec-98   $10,000,000  $    23,513  $   594,867
    Boston, MA (a)(e)

Shopping Centers
    Sierra Marketplace (b)(c)      11.220   Monthly     1st   10-Feb-89    28-Feb-01    6,500,000        -          385,757
    Reno, NV

    Twin Oak (b)                   12.280   Annually    2nd   3-Apr-90     1-May-02     1,200,000        -           71,218
    Ft. Lauderdale, FL
                                                                                      -----------  -----------  -----------
                                                                                      $17,700,000  $    23,513  $ 1,051,842
                                                                                      ===========  ===========  ===========
                                                                                                                   (d)
                                       Interest recognized                         Carrying value           Contractual Balance
                                       -------------------                         --------------           -------------------
                                     March 31,      1997 and      Reserves/     March 31,     Dec. 31,     March 31,     Dec. 31,
Description                            1998          Prior      Write-offs        1998         1997         1998          1997
-----------                            ----          -----      ----------        ----         ----         ----          ----
 Office Building
    Harbor Plaza                    $     -      $     -      $(10,618,380)  $      -      $     -       $ 33,269,849  $32,401,302
    Boston, MA (a)

Shopping Centers
    Sierra Marketplace (b)(c)             -        9,093,598        -          15,979,355   15,979,355     18,025,933   17,529,616
    Reno, NV

    Twin Oak (b)                          -          880,460    (1,515,000)       636,678      636,678      3,020,320    2,934,380
    Ft. Lauderdale, FL
                                    -----------  -----------  ------------   ------------  ------------  ------------  -----------
                                    $     -      $ 9,974,058  $(12,133,380)  $ 16,616,033  $ 16,616,033  $ 54,316,102  $52,865,298
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

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

4         INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES(continued)

         Summary of mortgage activity is as follows:


                                Three months ended                                Year ended
                                  March 31, 1998                              December 31, 1997
                    -----------------------------------------     -------------------------------------------
                    Investment     Interest                       Investment       Interest
                      Method       Method            Total          Method          Method           Total
                      -------     -----------     -----------     -----------     -----------     -----------
Opening balance .     $  --       $16,616,033     $16,616,033     $16,616,033     $16,616,033     $16,616,033
Income recognized        --              --              --              --              --              --
                      -------     -----------     -----------     -----------     -----------     -----------

Ending balance ..     $  --       $16,616,033     $16,616,033     $16,616,033     $16,616,033     $16,616,033
                      =======     ===========     ===========     ===========     ===========     ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


         Liquidity and Capital Resources

         The Partnership initially invested the net proceeds of its public offering in four zero coupon first and junior mortgage loans aggregating $23,300,000. These loans are in principal and secured by properties owned principally by privately and publicly syndicated limited partnerships originally sponsored by affiliates of the general partners. The Partnership currently has investments in three of these four mortgage loans with outstanding balances of approximately $17,700,000 in principal.

         As of March 31, 1998, the Partnership had working capital reserves of approximately $2,832,000. Working capital reserves are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. The Partnership does not anticipate making any distributions from cash flow during its first 8 to 12 years of operations, or until such time as the mortgage loans mature or are prepaid.


         Results of operations

         Net income decreased for the three months ended March 31, 1998 compared to the same period in 1997. The decrease in net income was due to a greater increase in costs and expenses than the increase in revenues.

         Revenues increased for the three months ended March 31, 1998 compared to the same period in 1997. The increase was primarily a result of an increase in short-term investment interest, which increased as a result of an increase in cash and cash equivalents on which the interest is earned.

         Costs and expenses increased for the three months ended March 31, 1998. The increase was due to an increase in general and administrative expenses. General and administrative expenses increased due to payroll costs being accrued in 1996 and subsequently reversed in 1997, causing 1997 expenses to be reduced.

         Inflation has not had a material effect on the Partnership's recent operations or financial condition and is not expected to have a material effect in the future.

PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           (a)  None.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)        Exhibits:  None.

           (b)        Reports on Form 8-K:   None.

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



                                                      RESOURCES ACCRUED MORTGAGE
                                                          INVESTORS 2 L.P.

                                              By:     RAM Funding, Inc.
                                                      Managing General Partner





Dated:     May 14, 1998                       By:     /s/ Richard Sabella
                                                      -------------------
                                                      Richard Sabella
                                                      President
                                                      (Duly Authorized Officer)



Dated:     May 14, 1998                       By:     /s/ Lawrence Schachter
                                                      ----------------------
                                                      Lawrence Schachter
                                                      Senior Vice President and
                                                      Chief Financial Officer