Form 10-Q
period 1998-06-30
RESOURCES ACCRUED MORTGAGE INVESTORS 2 LP
filed 1998-08-12
CIK 804671

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998

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

                            FORM 10-Q - JUNE 30, 1998





                                      INDEX



PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - June 30, 1998 and December 31, 1997 ..................


         STATEMENTS  OF INCOME - For the three  months  ended June 30,  1998 and
              1997  and for the six months ended June 30, 1998 and 1997  .......


         STATEMENT OF PARTNERS' EQUITY - For the six months ended
              June 30, 1998 ....................................................


         STATEMENTS OF CASH FLOWS - For the six months ended
              June 30, 1998 and 1997 ...........................................


         NOTES TO FINANCIAL STATEMENTS .........................................


    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS ..............................


PART II - OTHER INFORMATION

    ITEM 1 - LEGAL PROCEEDINGS .................................................

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ..................................


SIGNATURES......................................................................

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                                     BALANCE SHEETS




                                                               June 30,     December 31,
                                                                1998           1997
                                                             -----------     -----------
ASSETS
     Investments in mortgage loans (net of allowance for
         loan losses of $12,133,380) ...................     $16,616,033     $16,616,033
      Cash and cash equivalents ........................       2,952,563       2,908,425
      Other receivable .................................          12,000          12,582
                                                             -----------     -----------

                                                             $19,580,596     $19,537,040
                                                             ===========     ===========


 LIABILITIES AND PARTNERS' EQUITY

 Liabilities
      Accounts payable and accrued expenses ............     $   103,111     $    94,140
                                                             -----------     -----------

 Commitments and contingencies

 Partners' equity
      Limited partners' equity (187,919 units
         issued and outstanding) .......................      18,990,573      18,956,853
      General partners' equity .........................         486,912         486,047
                                                             -----------     -----------

             Total partners' equity ....................      19,477,485      19,442,900
                                                             -----------     -----------

                                                             $19,580,596     $19,537,040
                                                             ===========     ===========

                           See notes to financial statements.

                               RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                                          STATEMENTS OF INCOME




                                               For the three months ended     For the six months ended
                                                         June 30,                       June 30,
                                               --------------------------     -------------------------
                                                    1998          1997            1998          1997
                                                   ------       -------         -------        -------
Revenues
     Short term investment interest ......        $36,770        $36,460        $73,604        $70,941
     Other income ........................          5,300          7,350         11,000         13,440
                                                  -------        -------        -------        -------

                                                   42,070         43,810         84,604         84,381
                                                  -------        -------        -------        -------

Costs and expenses
     General and administrative expenses .         25,522         39,053         50,019         43,907
                                                  -------        -------        -------        -------

Net income ...............................        $16,548        $ 4,757        $34,585        $40,474
                                                  =======        =======        =======        =======

Net income attributable to
     Limited partners ....................        $16,134        $ 4,638        $33,720        $39,462
     General partners ....................            414            119            865          1,012
                                                  -------        -------        -------        -------

                                                  $16,548        $ 4,757        $34,585        $40,474
                                                  =======        =======        =======        =======

Net income per unit of limited partnership
     interest (187,919 units outstanding)         $   .09        $   .02        $   .18        $   .21
                                                  =======        =======        =======        =======

                               See notes to financial statements.

                                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                                           STATEMENT OF PARTNERS' EQUITY






                                                          General            Limited             Total
                                                         Partners'          Partners'          Partners'
                                                          Equity             Equity             Equity
                                                       -----------        -----------        -----------
Balance, January 1, 1998 ......................        $   486,047        $18,956,853        $19,442,900

Net income for the six months ended
     June 30, 1998 ............................                865             33,720             34,585
                                                       -----------        -----------        -----------

Balance, June 30, 1998 ........................        $   486,912        $18,990,573        $19,477,485
                                                       ===========        ===========        ===========

                                   See notes to financial statements.


                      RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                               STATEMENTS OF CASH FLOWS



                                                            For the six months ended
                                                                   June 30,
                                                          ---------------------------
                                                              1998            1997
                                                          -----------     -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS
Cash flows from operating activities

     Net income .....................................     $    34,585     $    40,474

     Changes in assets and liabilities
        Other receivable ............................             582          11,899
        Accounts payable and accrued expenses .......           8,971         (45,515)
                                                          -----------     -----------

            Net cash provided by operating activities          44,138           6,858
                                                          -----------     -----------

Net increase in cash and cash equivalents ...........          44,138           6,858

Cash and cash equivalents, beginning of period ......       2,908,425       2,873,084
                                                          -----------     -----------

Cash and cash equivalents, end of period ............     $ 2,952,563     $ 2,879,942
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

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                         NOTES TO FINANCIAL STATEMENTS


4      INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

      Information with respect to the Partnership's mortgage loans is as follows:

                                                                             Original     Mortgage      Mortgage       Mortgage
                             Interest    Compound                  Loan      Maturity      Amount       Purchased     Placement
                               Rate %    Period       Type         Date        Date       Advanced      Interest         Fees
                             --------    -------      ----      ---------    --------   -----------     --------     ----------
 Harbor Plaza                  13.307    Monthly       2nd      13-Feb-89    1-Dec      $10,000,000     $ 23,513     $  594,867
 Boston, Mass (a) (e)

 Sierra Marketplace (b) (c)    11.220    Monthly       1st      10-Feb-89   28-Feb-01     6,500,000            -        385,757
 Reno, Nevada

 Twin Oak (b)                  12.280    Annually      2nd       3-Apr-90    1-May-02     1,200,000            -         71,218
                                                                                        -----------     --------     ----------
 Ft. Lauderdale, Florida
                                                                                        $17,700,000     $ 23,513     $1,051,842
                                                                                        ===========     ========     ==========
                                                                                                                     (d)
                                Interest recognized                             Carrying value               Contractual balance
                               ----------------------                    ---------------------------    ----------------------------
                               June 30,      1997 and       Reserves/       June 30,    December 31,      June 30,     December 31,
                                 1998          Prior        Write-offs        1998          1997            1998            1997
                               --------   -----------    -------------   -----------     -----------    ------------    ------------
 Harbor Plaza                   $ -       $         -    $(10,618,380)   $         -     $         -    $ 34,388,973    $ 32,401,302
 Boston, Mass (a) (e)

 Sierra Marketplace (b) (c)       -         9,093,598               -     15,979,355      15,979,355      18,536,303      17,529,616
 Reno, Nevada

 Twin Oak (b)                     -           880,460      (1,515,000)       636,678         636,678       3,113,692       2,934,380
                                 --       -----------     -----------    -----------        --------      ----------    ------------
 Ft. Lauderdale, Florida
                                $ -       $ 9,974,058    $(12,133,380)   $ 16,616,033    $16,616,033    $ 56,038,968    $ 52,865,298
                                ===       ============   =============   ============    ===========    ============    ============

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

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS



1         INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investors 2 L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each of the mortgage loans in the Partnership's portfolio. In performing this review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of June 30, 1998.

         The allowance is inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide for additional losses in subsequent periods and such provisions could be material. No allowance for loan losses was required for the quarters ended June 30, 1998 and 1997.

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

         Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of the General Partners. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp.,(NorthStar") a Maryland Corporation.

         Effective on August 28, 1997, Presidio entered into a management agreement with NorthStar Presidio Management Company LLC, ("NorthStar Presidio"), an affiliate of NorthStar, pursuant to which NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the six months ended June 30, 1998 reimbursable expenses due NorthStar Presidio amounted to $1,000.

         The Partnership had invested principally in mortgage loans on properties owned or acquired by privately syndicated limited partnerships which were controlled by Presidio. Transactions entered into between the Partnership and such entities are subject to inherent conflicts of interest.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

3         CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
          (continued)

         The General Partners are allocated 2.5% of the net income or loss of the Partnership and are entitled to 2.5% of distributions. The 2.5% shall be apportioned 98% to the Managing General Partner and 2% to the Associate General Partner. For the quarters ended June 30, 1998 and 1997, the Managing General Partner and Associate General Partner were allocated net income of $406 and $8 and $117 and $2, respectively.

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

         The Partnership has prepared an internal appraisal for the property owned by High Cash Partners, L.P. ("High Cash") and had a third party appraisal performed for the Twin Oak Plaza Associates L.P. ("Twin Oak") property. The general partners of Twin Oak are affiliated with the Managing General Partner of the Partnership. Until June 1997, the general partners of High Cash were affiliated with the Managing General Partner of the Partnership. The Twin Oak and High Cash loans require that if the appraisal indicates that the value of all indebtedness senior to and including the Partnership's loan, taking into account principal plus accrued interest in excess of 5% per annum, exceeds 85% of the then current appraisal, the borrower must repay the indebtedness to a point where the 85% loan to value ratio is restored. The Twin Oak and High Cash borrowers may not have sufficient liquidity available to restore the 85% loan to value ratio should this amount be called by the Partnership.

         Twin Oak loan

         The first mortgage on this property, which is held by an unaffiliated third party, was due to mature on July 1, 1993, however, during 1993, this loan was extended for three years until July 1, 1996. The terms and conditions of the extension were essentially the same as the original loan. During October 1997, the Twin Oak borrower and its first mortgage lender formally agreed to extend the maturity date of the first mortgage until July 1, 1998 which has been further extended until August 31, 1998. Twin Oak currently has negotiated a contract of sale on its property. There is no guarantee that the contract will be executed.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS



4         INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES
          (continued)

         Summary of mortgage activity is as follows:

                                              Six months ended                           Year ended
                                                June 30, 1998                         December 31, 1997
                                    -------------------------------------  -------------------------------------
                                    Investment    Interest                  Investment     Interest
                                      Method       Method        Total        Method       Method        Total
                                    -----------  -----------  -----------  -----------  -----------  -----------
         Opening balance            $     -      $16,616,033  $16,616,033  $     -      $16,616,033  $16,616,033
         Income recognized                -            -            -            -            -            -
                                    -----------  -----------  -----------  -----------  -----------  -----------

         Ending balance             $     -      $16,616,033  $16,616,033  $     -      $16,616,033  $16,616,033
                                    ===========  ===========  ===========  ===========  ===========  ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


         Liquidity and Capital Resources

         The Partnership initially invested the net proceeds of its public offering in four zero coupon first and junior mortgage loans aggregating $23,300,000. These loans are secured by properties owned principally by privately and publicly syndicated limited partnerships originally sponsored by affiliates of the general partners. The Partnership currently has investments in three of these four mortgage loans with outstanding balances of approximately $17,700,000 in principal.

         As of June 30, 1998, the Partnership had working capital reserves of approximately $2,849,000. Working capital reserves are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. The Partnership does not anticipate making any distributions from cash flow during its first 8 to 12 years of operations, or until such time as the mortgage loans mature or are prepaid.

         Results of operations

         Net income increased for the three months and decreased for the six months ended June 30, 1998 compared to the same period in 1997. The increase for the three months ended June 30, 1998 was due to a decrease in cost and expenses slightly offset by an increase in revenue. The decrease for the six months ended June 30, 1998 was primarily due to an increase in payroll costs.

         Revenues remained relatively even for both the three and six months ended June 30, 1998 compared to the same periods in 1997.

         Costs and expenses decreased for the three months and increased for the six months ended June 30, 1998 compared to the same period in 1997. The decrease for the three months ended June 30, 1998 is the result of a decrease in payroll. The increase for the six months ended June 30, 1998 is primarily due to payroll costs being less than anticipated in 1996 and reversed in 1997.

         Inflation has not had a material effect on the Partnership's recent operations or financial condition and is not expected to have a material effect in the future.

PART II - OTHER INFORMATION




ITEM 1 -   LEGAL PROCEEDINGS

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



                                           RESOURCES ACCRUED MORTGAGE
                                           INVESTORS 2 L.P.

                                           By:      RAM Funding, Inc.
                                                    Managing General Partner




Dated:     August 12, 1998                 By:      /s/ Richard Sabella
                                                    -------------------
                                                    Richard Sabella
                                                    President
                                                    (Duly Authorized Officer)


Dated:     August 12, 1998                 By:      /s/ Lawrence Schachter
                                                    ----------------------
                                                    Lawrence Schachter
                                                    Senior Vice President and
                                                    Chief Financial Officer