Form 10-Q
period 1998-09-30
RESOURCES ACCRUED MORTGAGE INVESTORS 2 LP
filed 1998-11-16
CIK 804671

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998

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

                         FORM 10-Q - SEPTEMBER 30, 1998





                                      INDEX



PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - September 30, 1998 and December 31, 1997

         STATEMENTS OF INCOME - For the three  months ended  September  30, 1998 and 1997 and for the nine  months  ended  September  30, 1998 and
               1997

         STATEMENT OF PARTNERS' EQUITY - For the nine months ended September 30,
               1998

         STATEMENTS OF CASH FLOWS - For the nine months ended September 30, 1998 and 1997

         NOTES TO FINANCIAL STATEMENTS


    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

    ITEM 1 - LEGAL PROCEEDINGS

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                                       BALANCE SHEETS




                                                            September 30,     December 31,
                                                                1998             1997
ASSETS

     Investments in mortgage loans (net of allowance for
        loan losses of $12,433,380 and $12,133,380) ...      $16,316,033     $16,616,033
     Cash and cash equivalents .........................       2,952,305       2,908,425
     Other receivable ..................................          17,741          12,582
                                                             -----------     -----------

                                                             $19,286,079     $19,537,040
                                                             ===========     ===========


LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Accounts payable and accrued expenses .............     $    86,491     $    94,140

Commitments and contingencies

Partners' equity
     Limited partners' equity (187,919 units
        issued and outstanding) ........................      18,719,623      18,956,853
     General partners' equity ..........................         479,965         486,047
                                                             -----------     -----------

            Total partners' equity .....................      19,199,588      19,442,900
                                                             -----------     -----------

                                                             $19,286,079     $19,537,040
                                                             ===========     ===========


                            See notes to financial statements.

                                    RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                                                STATEMENTS OF INCOME




                                                     For the three months ended  For the nine months ended
                                                            September 30,               September 30,
                                                      ------------------------     ------------------------
                                                         1998          1997          1998           1997
                                                      ---------      ---------     ---------      ---------
Revenues
     Short term investment interest .............     $  38,739      $  49,380     $ 112,343      $ 120,321
     Other income ...............................         5,300          6,375        16,300         19,815
                                                      ---------      ---------     ---------      ---------

                                                         44,039         55,755       128,643        140,136
                                                      ---------      ---------     ---------      ---------

Costs and expenses
     General and administrative expenses ........        21,936         29,587        71,955         73,494
     Allowance for loan losses ..................       300,000           --         300,000           --
                                                      ---------      ---------     ---------      ---------

Net income ......................................       321,936         29,587      (371,955)        66,642
                                                      ---------      ---------     ---------      ---------

Net (loss) income ...............................     $(277,897)     $  26,168     $(243,312)     $  66,642
                                                      =========      =========     =========      =========

Net (loss) income attributable to
     Limited partners ...........................     $(270,950)     $  25,514     $(237,230)     $  64,976
     General partners ...........................        (6,947)           654        (6,082)         1,666
                                                      ---------      ---------     ---------      ---------

                                                      $(277,897)      $  26,168    $(243,312)      $  66,642
                                                      =========      =========     =========      =========

Net (loss) income per unit of limited partnership
     interest (187,919 units outstanding) .......     $   (1.44)     $     .14     $   (1.26)     $     .35
                                                      =========      =========     =========      =========

                       See notes to financial statements.

                             RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                                    STATEMENT OF PARTNERS' EQUITY






                                                 General             Limited              Total
                                                 Partners'           Partners'           Partners'
                                                  Equity              Equity              Equity
                                              -----------          -----------          -----------
Balance, January 1, 1998 ...........          $   486,047          $18,956,853          $19,442,900

Net loss for the nine months ended
     September 30, 1998 ............               (6,082)            (237,230)            (243,312)
                                              -----------          -----------          -----------

Balance, September 30, 1998 ........          $   479,965          $18,719,623          $19,199,588
                                              ===========          ===========          ===========

                       See notes to financial statements.

                      RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                                STATEMENTS OF CASH FLOWS

                                                             For the nine months ended
                                                                   September 30,

                                                              1998             1997
                                                          -----------      -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities

     Net income (loss)...............................      $ (243,312)     $    66,642
     Adjustments to reconcile net (loss) income to
        net cash provided by used in operating
        activities
     Provision for loan losses ......................         300,000           ---
     Changes in assets and liabilities
        Other receivable ............................          (5,159)          11,899
        Accounts payable and accrued expenses .......          (7,649)         (38,887)
                                                          -----------      -----------

            Net cash provided by operating activities          43,880           39,654
                                                          -----------      -----------

Net increase in cash and cash equivalents ...........          43,880           39,654

Cash and cash equivalents, beginning of period ......       2,908,425        2,873,084
                                                          -----------      -----------

Cash and cash equivalents, end of period ............     $ 2,952,305      $ 2,912,738
                                                          ===========      ===========

                       See notes to financial statements.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS


1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investors 2 L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Investments in mortgage loans

         The Partnership principally invests in zero coupon senior and junior mortgage loans on properties owned or acquired by limited partnerships originally sponsored by affiliates of the General Partners. Certain of these loans contain provisions whereby the Partnership may be entitled to additional interest represented by participation in the appreciation of the underlying property.

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

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each of the mortgage loans in the Partnership's portfolio. In performing this review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of September 30, 1998.

         The allowance is inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide for additional losses in subsequent periods and such provisions could be material. A $300,000 allowance for loan losses was recorded on the Twin Oak loan for the quarter ended September 30, 1998. No allowance was recorded for the quarter ended September 30, 1997.

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

         Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of the General Partners. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp., ("NorthStar") a Maryland corporation.

         Effective as of August 28, 1997, Presidio has entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"), pursuant to which NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the nine months ended September 30, 1998, reimbursable expenses due NorthStar Presidio amounted to $1,000.

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

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         The General Partners are allocated 2.5% of the net income or loss of the Partnership and are entitled to 2.5% of distributions. The 2.5% shall be apportioned 98% to the Managing General Partner and 2% to the Associate General Partner. For the quarters ended September 30, 1998 and 1997, the Managing General Partner and Associate General Partner were allocated net income of $541 and $11 and $641 and $13, respectively.

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

         The general partners of Twin Oak are affiliated with the Managing General Partner of the Partnership. The loan to Twin Oak Plaza Associates, L.P. ("Twin Oak") and a loan to High Cash Partners, L.P. ("High Cash") require that if the appraisal indicates that the value of all indebtedness senior to and including the Partnership's loan, taking into account principal plus accrued interest in excess of 5% per annum, exceeds 85% of the then current appraisal, the borrower must repay the indebtedness to a point where the 85% loan to value ratio is restored. The Twin Oak and High Cash borrowers may not have sufficient liquidity available to restore the 85% loan to value ratio should this amount be called by the Partnership.

         Twin Oak loan

         The first mortgage on this property, which is held by an unaffiliated third party, was originally due to mature on July 1, 1993; however, during 1993, the loan maturity was extended to July 1, 1996. The terms and conditions of the extension were essentially the same as the original loan. During October 1997, the Twin Oak borrower and its first mortgage lender formally agreed to extend the maturity date to July 1, 1998. It was the intention of the general partners of Twin Oak to sell the property prior to July 1, 1998 extended maturity date. The property was marketed for sale duirng the first and second quarters of 1998, and the Twin Oak Partnership entered into a formal contract of sale
         (Contract #1) with an unaffiliated third party in May of 1998. The purchaser failed to perform on Contract #1 in August of 1998. The property was again marketed for sale. During this period, the first mortgage matured on July 1, and was not repaid. On October 20, 1998 a formal agreement was executed in which the first mortgagee again agreed to extend the maturity of the loan to July 1, 1999 in exchange for a modification to the interest rate and payent of an extension fee. On October 15, 1998, a new contract of sale (Contract #2) was executed with Emmes Ventures, an affiliate of NorthStar, also an affiliate of the general partner of Twin Oak and RAM2. Emmes is currently completing its due diligence on the property. While there is no guarantee that Emmes Ventures will ultimately purchase the property, based on the forgoing, the carrying value of the Twin Oak loan was written down by $300,000 in the third quarter, to $336,678.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS


 4      INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         Information with respect to the Partnership's mortgage loans is as follows:

                                                                          Original         Mortgage     Mortgage    Mortgage
                                Interest  Compound             Loan       Maturity          Amount     Purchased   Placement
 Description                     Rate %     Period    Type     Date         Date           Advanced     Interest      1998
 -----------                     ------     ------    ----     ----         ----           --------     --------      ----
 Office Building
    Harbor Plaza                  13.3     Monthly    2nd    13-Feb-89    1-Dec-98       $10,000,000   $ 23,513    $ 594,867
    Boston, Mass (a) (e)

 Shopping Centers
    Sierra Marketplace (b) (c)    11.2     Monthly    1st    10-Feb-89   28-Feb-01         6,500,000          -      385,757
    Reno, Nevada

    Twin Oak (b)                  12.2     Annually   2nd     3-Apr-90    1-May-02         1,200,000          -        71,218
    Ft. Lauderdale, Florida                                                              -----------   --------    ----------
                                                                                         $17,700,000   $ 23,513    $1,051,842
                                                                                         ===========   ========    ==========
                                Interest recognized                                                                  (d)
                              -----------------------                              Carrying value           Contractual balance
                                                                           ----------------------------  ---------------------------
                              September 30,   1997 and       Reserves/     September 30,   December 31,  September 30,  December 31,
 Description                      1998         Prior         Write-offs         1998           1997           1998           1997
 -----------                      ----         -----         ----------         ----           ----           ----           ----
 Office Building
    Harbor Plaza                 $    -      $         -    $(10,618,380)   $          -    $         -   $ 35,545,741  $ 32,401,302
    Boston, Mass (a) (e)

 Shopping Centers
    Sierra Marketplace (b) (c)        -        9,093,598               -      15,979,355     15,979,355     19,061,123    17,529,616
    Reno, Nevada

    Twin Oak (b)                      -          880,460      (1,815,000)        336,678        636,678      3,208,091     2,934,380
    Ft. Lauderdale, Florida      ------      -----------    ------------    ------------   ------------   ------------  ------------
                                 $    -      $ 9,974,058    $(12,433,380)   $ 16,316,033   $ 16,616,033   $ 57,814,955  $ 52,865,298
                                 ======      ===========    ============    ============   ============   ============  ============

(a)  This loan is accounted for under the investment method.
(b)  These loans are accounted for under the interest method.
(c) The Partnership may be entitled to additional interest in the appreciation of the property which is subordinated to a specified return to the borrower. It is unlikely that the Partnership will realize any additional interest from this loan.
(d) Contractual balance represents the amount that would be paid by the borrower if the loan was liquidated (principal plus accrued interest earned to date).
(e)  This mortgage loan was extended until January 1, 1999.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         Summary of mortgage activity is as follows:


                                              Nine months ended                                    Year ended
                                              September 30, 1998                                December 31, 1997
                                  -------------------------------------------     -------------------------------------------
                                  Investment       Interest                        Investment       Interest
                                     Method         Method           Total           Method          Method          Total
                                  -----------     ----------     ------------     -----------     -----------     -----------
Opening balance .                 $      --       16,616,033     $ 16,616,033     $      --       $16,616,033     $16,616,033
Provision for

  loan losses ...                        --         (300,000)        (300,000)           --              --              --
Income recognized                        --             --               --              --              --              --
                                  -----------     ----------     ------------     -----------     -----------     -----------

Ending balance ..                 $      --      $16,316,033     $ 16,316,033     $      --       $16,616,033     $16,616,033
                                  ===========    ===========     ============     ===========     ===========     ===========

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

         As of September 30, 1998, the Partnership had working capital reserves of approximately $2,865,000. Working capital reserves are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. The Partnership does not anticipate making any distributions from cash flow during its first 8 to 12 years of operations, or until such time as the mortgage loans mature or are prepaid.


         Results of operations

         Net income decreased for the three and nine month periods ended September 30, 1998 as compared to the same periods in 1997. The decrease was principally due to the provision for loan losses recorded on the Twin Oak loan and a decrease in short term investment interest partially offset by a decrease in general and administrative expenses.

         Costs and expenses decreased for the three and nine month periods ended September 30, 1998 as compared to the corresponding periods in 1997. The decrease was primarily the result of the provision for loan losses recorded on the Twin Oak loan.

         Inflation has not had a material effect on the Partnership's recent operations or financial condition and is not expected to have a material effect in the future.

         Year 2000 Compliance

         The Year 2000 compliance issue concerns the inability of computerized information systems and equipment to accurately calculate, store or use a date after December 31, 1999, as a result of the year being stored as a two digit number. This could result in a system failure or miscalculations causing disruptions of operations. The Partnership and its Manager (NorthStar Presidio Management Co., LLC) recognize the importance of ensuring that its business operations are not disrupted as a result of Year 2000 related computer system and software issues.

         The Manager is in the process of assessing its internal computer information systems and is now taking the further steps necessary to remediate these systems so that they will be Year 2000 compliant. In connection therewith, the Manager is currently in the process of installing a new fully compliant accounting and reporting system. The Manager is also currently reviewing its other internal systems and programs, along with those of its unaffiliated third party service providers, in order to insure compliance.

         Further, the Manager and these service providers are currently evaluating and assessing those computer systems not related to information technology. These systems, that generally operate in a building include, without limitation, telecommunication systems, security systems (such as card-access door lock systems), energy management systems and elevator systems. As a result of the technology used in this type of equipment, it is possible that this equipment may not be repairable, and accordingly may require complete replacement. Because this assessment is ongoing, the total cost of bringing all systems and equipment into Year 2000 compliance has not been fully quantified. Based upon available information, the Manager does not believe that these costs will have a material adverse effect on the Partnership's business, financial condition or results. However, it is possible that there could be adverse consequences to the Partnership as a result of Year 2000 issues that are outside the Partnership's control. The Manager is in the preliminary stages of evaluating these issues and will be developing contingency plans.

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



                                            RESOURCES ACCRUED MORTGAGE
                                            INVESTORS 2 L.P.

                                            By:      RAM Funding, Inc.
                                                     Managing General Partner





                                            By:      /s/ Allan B. Rothschild
                                                     -----------------------
                                                     Allan B. Rothschild
                                                     President



                                            By:      /s/ Lawrence Schachter
                                                     ----------------------
                                                     Lawrence Schachter
                                                     Senior Vice President and
                                                     Chief Financial Officer





Dated:   November 12, 1998