Form 10-K
period 1998-12-31
RESOURCES ACCRUED MORTGAGE INVESTORS 2 LP
filed 1999-04-15
CIK 804671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-16856

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              13-3368726
-------------------------------                                 ----------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

411 West Putnam Avenue, Suite 270, Greenwich, CT                           06830
------------------------------------------------                    ------------
(Address or principal executive offices)                              (Zip Code)

               Registrant's telephone number, including area code
                 203-862-7444 Securities registered pursuant to
                            Section 12(b) of the Act:

                                                        Name of each exchange on
Title of Each Class                                          which registered
-------------------                                        --------------------
      None                                                         None

           Securities registered pursuant to Section 12(g) ofthe Act:

              Units of Limited Partnership Interest, $250 per Unit
              ----------------------------------------------------
                                (Title of Class)

                  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes X    No
                                                      ----     ----
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

General

Registrant is a Delaware limited partnership formed on August 14, 1986. RAM Funding, Inc., a Delaware corporation that is a wholly-owned subsidiary of Presidio Capital Corp. ("Presidio"), is Registrant's managing general partner ("Managing General Partner"). RAM Funding Inc., was until November 3, 1994 a wholly-owned subsidiary of Integrated Resources Inc. (Integrated").

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

On November 3, 1994, as a result of the consummation of the reorganization plan relating to Integrated's bankruptcy, indirect ownership of the Managing General Partner and the Associate General Partner was purchased by Presidio. Presidio was also party to an Administrative Services Agreement with Wexford Management LLC ("Wexford") pursuant to which Wexford was responsible for the day to day management of Presidio and, among other things, had authority to designate officers and/or directors of the General Partners.

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

On November 2, 1997, the Administrative Services Agreement between Presidio and Wexford expired. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement (the "ASA"), which expired on May 3, 1998. Under the terms of the ASA, Wexford provided consulting and administrative services to Presidio and its affiliates, including the General Partners and Registrant. Presidio also entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates.

Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland corporation.

For the years ended December 31, 1998, 1997 and 1996, the percentage of Registrant's revenue attributable to interest on short-term investments was 86.0%, 88.0% and 6.6%, respectively. For the year ended December 31, 1996, the Sierra Loan accounted for approximately 91.1%, of Registrant's revenue. The
Sierra Loan did not account for any revenue for the years ended December 31, 1998 and 1997.

Investments of Registrant

Registrant originally invested 100% of its net proceeds in four Mortgage Loans in the original amount of $23,323,513, including interest of $23,513. In June 1992, the senior mortgage lender on one of Registrant's investments, the Promenade Loan, foreclosed on the property securing its loan and Registrant lost its entire investment. As of March 30, 1999 Registrant had investments in the remaining two Mortgage Loans in the original amounts of $7,700,000. All interest and principal is due and payable at maturity and there are no current payments due on any of the Mortgage Loans. Following is a description of the status of Registrant's investments:

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

Harborista Loan

A $10,000,000 second Mortgage Loan (the "Harborista Loan") to Harborista Associates L.P. (the "Harborista Borrower"), a private limited partnership originally sponsored by Integrated, is secured by an office building commonly known as the Harbor Plaza, located in Boston, Massachusetts ("Harbor Plaza"). Harbor Plaza consists of a 13-story office building on .88 acres containing approximately 334,000 square feet of rentable space, located in the Fort Point Channel section of downtown Boston. Harbor Plaza is 100% leased pursuant to a master net lease (the "Master Lease") which, subject to a right of early termination by the Harborista Borrower, expired on November 30, 1998.

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

Harbor Plaza is also encumbered by a first mortgage loan in the amount of $24,475,000 (the "Northwestern Mortgage") held by Northwestern Mutual Life Insurance Co. ("Northwestern"). The Northwestern Mortgage was due to mature on December 1, 1995, but was extended until January 1, 1999. On February 8, 1999, Northwestern filed a motion for foreclosure of the Northwestern Mortgage.

During 1993 management determined that interest on the Harborista Loan should cease to accrue and that an allowance for loan losses was necessary for the entire carrying value of the Harborista Loan which, at that time, was $10,618,380.

On March 30, 1999, Registrant sold its interest in the Harborista Loan to an unaffiliated third party for gross proceeds of approximately $1,000,000, exclusive of legal and other costs related to the transaction of approximately $200,000. As of December 31, 1998, Registrant recorded $800,000 of recovery of loan losses with respect to this sale.

Twin Oak Loan

Registrant holds a $1,200,000 second Mortgage Loan (the "Twin Oak Loan") to Twin Oak Plaza Associates (the "Twin Oak Borrower"), a limited partnership originally sponsored by Integrated, which is secured by the Twin Oak Shopping Center, located in Fort Lauderdale, Florida (the "Twin Oak Property").

The Twin Oak Property is a 113,217 square foot community retail shopping center which includes a 15,000 square foot addition built by the Twin Oak Borrower, which had been fully leased to McCrory until March 1995 at which time McCrory vacated. McCrory filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in February 1992. In July 1993, the Bankruptcy Court approved McCrory's application for a Lease Amendment which allowed for a reduction in its rental rates to current market levels. The tenant had been current with its rent payments since the Bankruptcy Court hearing, however, McCrory had petitioned the Bankruptcy Court to terminate its Lease and vacated the premises on March 31, 1995. During 1996, 1997 and 1998 the McCrory space was leased to Scotty's Hardware, who began paying rent to the Twin Oak Borrower in April 1997.

The Twin Oak Property is also encumbered by a first mortgage in the original amount of $4,250,000, held by Southern Life Assurance Company (the "Southern Life Mortgage"). The Southern Life Mortgage bore interest at a rate of 10% per annum plus contingent interest, and was payable in 119 equal monthly installments of $36,550. The maturity date of the Southern Life Mortgage, originally July 1, 1993, was extended by three years to July 1, 1996. The terms and conditions of the extension were essentially the same as the original loan. During October 1997, the Twin Oak borrower and its first mortgage lender formally agreed to extend the maturity date to July 1, 1998. It was the intention of the general partners of Twin Oak to sell the property prior to the July 1, 1998 extended maturity date.

The property was marketed for sale during the first and second quarters of 1998, and Twin Oak entered into a formal contract of sale ("Contract #1") with an unaffiliated third party in May of 1998. The purchaser failed to perform on Contract #1 in August of 1998. The property was again marketed for sale. During this period, the Southern Life Mortgage matured on July 1, and was not repaid. On October 20, 1998, a formal agreement was executed in which the first mortgage lender again agreed to extend the maturity of the loan to July 1, 1999 in exchange for a modification to the interest rate and payment of an extension fee. On October 15, 1998, a new contract for sale ("Contract #2") was executed with Emmes Ventures ("Emmes"), an affiliate of NorthStar, also an affiliate of the general partners of the Twin Oak Borrower and Registrant.

On March 1, 1999, the Twin Oak Property was sold to Emmes for a gross purchase price of approximately $4,150,000 (subject to customary adjustments at closing). The Twin Oak Borrower used the proceeds from the sale to repay the first mortgage to Southern Life Mortgage and the remainder of the net proceeds are expected to be used to repay a portion of the Twin Oak Loan approximating $237,000.

Employees

Registrant does not have any employees. Certain services are performed by the General Partners and/or their affiliates in connection with the servicing of the Mortgage Loans pursuant to a mortgage servicing agreement. NorthStar Presidio currently performs accounting, secretarial, transfer and administrative services for Registrant and Registrant pays for its pro rata amount of such services. NorthStar Presidio also performs similar services for other affiliates of the General Partners. See Item 10, "Directors and Executive Officers of Registrant,"
Item 11, "Executive Compensation" and Item 13, "Certain Relationship and Related Transactions."


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

As of March 1, 1999 there were approximately 3,700 holders of Units of Registrant, owning an aggregate of 187,919 Units (including Units held by the initial limited partner).

There are no material legal restrictions set forth in the Partnership Agreement upon Registrant's present or future ability to make distributions. No distributions were made in 1998, 1997 and 1996. No distributions from cash flow are anticipated to be made in as much as all payments due from borrowers under the Mortgage Loans are deferred and payable upon maturity or prepayment of the respective Mortgage Loans. Where deemed appropriate, the Managing General Partner will consider accepting prepayments on a negotiated basis.

Item 6.       Selected Financial Data.

                                                             Year ended December 31,
                          ----------------------------------------------------------------------------------------------------
                              1998                   1997                 1996                  1995                 1994
                          -------------          -------------        -------------         -------------        -------------

Revenues                  $     168,888          $     165,064        $   1,794,213         $   1,946,240        $  1,885,747
Net Income                $     481,315 (2)      $      72,682        $     123,888 (1)     $   1,765,545        $  1,723,537
Net Income
     Per Unit             $        2.50 (2)      $         .38        $         .64 (1)     $        9.16        $       8.94
Total Assets              $  20,019,207          $  19,537,040        $  19,501,016         $  19,346,908        $ 17,554,159

(1)   Net of provision for loan losses of $1,515,000 or $7.86 per Unit.
(2) Net of provision for loan losses of $400,000 or $2.08 per Unit on the Twin Oak loan and recovery of loan losses of $800,000 or $4.15 per Unit on the Harborista loan.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Registrant has invested the net proceeds of its public offering in "zero coupon" first and junior mortgage loans secured by properties owned principally by privately and publicly syndicated limited partnerships originally sponsored by affiliates of Integrated. The initial admission of limited partners occurred on June 1, 1988 and as of the termination of its offering on September 20, 1989 Registrant had raised gross proceeds of $46,979,750. Since all gross proceeds that were raised had not been invested or committed for investment, Registrant was obligated under the terms of the Prospectus to return such uninvested funds. The Managing General Partner distributed these proceeds in the amount of $19,263,445 (including interest of $857,598) in August 1990. This represented a return of capital of $90.06 per unit and an allocation of interest earned on uninvested gross proceeds, ranging from $6.42 per unit to $17.90 per unit depending on the date of admission. Additionally, Registrant made a second related distribution of $606,978, or $3.23 per unit, on October 30, 1990.

Registrant had originally invested in four Mortgage Loans aggregating approximately $23,300,000 in principal. In June, 1992 Registrant lost its investment in the Promenade Loan which represented original loan proceeds of $5,600,000 leaving an aggregate of original investments of approximately $17,700,000.

During October 1997, the Twin Oak Borrower and the first mortgage lender agreed to extend the maturity date of the Twin Oak Loan until July 1, 1998. It was the intention of the general partners of the Twin Oak Borrower to sell the property prior to the July 1, 1998 extended maturity date. Registrant agreed to consent on the condition that the Twin Oak Borrower either refinance both the first and Registrant's mortgage, or give Registrant a deed-in-lieu of foreclosure to the Twin Oak property. On October 20, 1998, a formal agreement was executed in which the first mortgage lender again agreed to extend the maturity of the loan to July 1, 1999 in exchange for a modification to the interest rate and payment of an extension fee. On October 15, 1998, the Twin Oak Borrower entered into a contract of sale with Emmes Ventures, an affiliate of NorthStar.

On March 1, 1999, the Twin Oak Property was sold to Emmes for a gross purchase price of approximately $4,150,000 (subject to customary adjustments at closing). The Twin Oak Borrower used the proceeds from the sale to repay the first mortgage to Southern Life Mortgage and the remainder of the net proceeds are expected to be used to repay a portion of the Twin Oak Loan approximating $237,000.

On March 30, 1999, Registrant sold its interest in the Harborista Loan to an unaffiliated third party for gross proceeds of approximately $1,000,000, exclusive of legal and other costs related to the transaction of approximately $200,000. As of December 31, 1998, Registrant recorded $800,000 of recovery of loan losses with respect to this sale.

Registrant uses working capital reserves provided from the proceeds of its public offering and subsequent settlement amounts, and interest earned thereon as its primary measure of liquidity. Registrant does not anticipate making any distributions from cash flow during its first 8 to 12 years of operations, or until such time as the Mortgage Loans mature or are prepaid. Working capital reserves are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of Registrant. As of December 31, 1998, Registrant had working capital reserves of approximately $2,908,000.

Except as discussed above, management is not aware of any other known trends, events, commitments, or uncertainties that will have a significant impact on liquidity.

Real Estate Market

The real estate market in Reno, Nevada has begun to recover from the effects of the recession which included a substantial decline in the market value of existing properties. However, due to increased competition from newly constructed retail properties, Registrant's potential for realizing the full value of its investment in Sierra Marketplace is considered unlikely.

Allowance for Loan Losses

An allowance for loan losses is established based upon a periodic review of each of the mortgage loans in Registrant's portfolio. In performing the review, management considers the estimated net realizable value of the property or collateral as well as other factors, such as the current occupancy, the amount and status of senior debt, if any, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projection of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying values as of December 31, 1998.

For the quarter ended June 30, 1996, a $1,515,000 allowance for loan losses was recorded on the Twin Oak Loan. As a result of the vacancy of the former McCrory space and uncertainties regarding its lease up, a decline in the standard of living in the surrounding area of the Twin Oak Shopping Center and negotiations with the first mortgage lender regarding an extension of its loan which was due July 1, 1996, cash flow projections were performed which indicated the estimated fair value of the Twin Oak property to be approximately $4,530,000 at June 30, 1996. The contractual balance of the first mortgage at June 30, 1996 was approximately $3,890,000, necessitating a write-down of $1,515,000. A $300,000 allowance for loan losses was recorded on the Twin Oak Loan for the quarter ended September 30, 1998 and an additional $100,000 allowance for loan losses was recorded at December 31, 1998 to reduce the carrying value of the loan to approximately $237,000, which is the estimated amount to be received by the Registrant.

Additionally, during 1993 management of Registrant determined that any recovery from the Harborista Loan would be unlikely and recorded an allowance for loan losses of $10,618,380, of which $800,000 was recovered during 1998.

The allowance is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions. Registrant may provide additional losses in subsequent years and such provisions could be material.

Year 2000 compliance

The Year 2000 compliance issue concerns the inability of computerized information systems and equipment to accurately calculate, store or use a date after December 31, 1999, as a result of the year being stored as a two digit number. This could result in a system failure or miscalculations causing disruptions of operations. Registrant and NorthStar Presidio recognize the importance of ensuring that its business operations are not disrupted as a result of Year 2000 related computer system and software issues.

NorthStar Presidio is in the process of assessing its internal computer information systems and is taking the steps necessary to remediate these systems so that they will be Year 2000 compliant. In connection therewith, NorthStar Presidio has installed a new fully compliant accounting and reporting system. NorthStar Presidio is also reviewing its other internal systems and programs, along with those of its unaffiliated third party service providers, in order to ensure compliance.

Because this assessment is ongoing, the total cost of bringing all systems and equipment into Year 2000 compliance has not been fully quantified. Based upon available information, NorthStar Presidio does not believe that these costs will have a material adverse effect on Registrant's business, financial condition or results. However, it is possible that there could be adverse consequences to Registrant as a result of Year 2000 issues that are outside Registrant's control. NorthStar Presidio is in the preliminary stages of evaluating these issues and will be developing contingency plans.

Results of Operations

1998 as compared to  1997

Net income increased for the year ended December 31, 1998 compared to 1997. The increase was primarily due to the recognition of recovery of loan losses recorded on the second mortgage relating to the Harborista Loan and a slight decrease in general and administrative expenses offset by the additional provisions for loan losses recorded on the second mortgage relating to the Twin Oak Loan.

Revenue increased slightly in 1998 as compared to the same period in 1997 primarily due to an increase in other income.

Costs and expenses decreased for the year ended December 31, 1998 as compared to the year ended December 31, 1997. The decrease was due to the recovery of loan losses recorded on the Harborista Loan and a slight decrease in general and administrative expenses, offset by the provisions for loan losses recorded in 1998 on the Twin Oak Loan, while no allowance was recorded in 1997. General and administrative expenses decreased primarily due to a decrease in legal and investor relations cost.

1997 as compared to 1996

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

Item 7a.      Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 8.       Financial Statements and Supplementary Data

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                      INDEX

                                                                                                       Page
                                                                                                      Number

Independent Auditor's Report                                                                           F - 1

Financial Statements - Years ended
  December 31, 1998, 1997 and 1996


       Balance sheets                                                                                  F - 2


       Statements of operations                                                                        F - 3


       Statement of partners' equity                                                                   F - 4


       Statements of cash flows                                                                        F - 5


       Notes to financial statements                                                           F - 6 through F - 14

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

To the Partners of
Resources Accrued Mortgage Investors 2 L.P.
Greenwich, Connecticut


                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Resources Accrued Mortgage Investors 2 L.P. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resources Accrued Mortgage Investors 2 L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




/s/ Hays & Company
------------------
    Hays & Company
February 16, 1999, except for Note 4
  which is dated March 30, 1999
New York, New York

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                                 BALANCE SHEETS

                                                                                             December 31,
                                                                                    -----------------------------
                                                                                        1998             1997
                                                                                    ------------     ------------
ASSETS
     Investments in mortgage loans (net of allowance
        for loan losses of $11,733,380 and $12,133,380 at
        December 31, 1998 and 1997, respectively)                                   $ 17,016,033     $ 16,616,033
     Cash and cash equivalents                                                         2,992,413        2,908,425
     Other receivables                                                                    10,761           12,582
                                                                                    ------------     ------------

                                                                                    $ 20,019,207     $ 19,537,040
                                                                                    ============     ============
LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Accounts payable and accrued expenses                                              $ 94,992         $ 94,140
                                                                                    ------------     ------------
Commitments and contingencies (Notes 3 and 4)

Partners' equity
     Limited partners' equity (187,919 units issued
        and outstanding)                                                              19,426,135       18,956,853
     General partners' equity                                                            498,080          486,047
                                                                                    ------------     ------------

        Total partners' equity                                                        19,924,215       19,442,900
                                                                                    ------------     ------------

                                                                                    $ 20,019,207     $ 19,537,040
                                                                                    ============     ============

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                            STATEMENTS OF OPERATIONS

                                                                               Year ended December 31,
                                                                     ----------------------------------------------
                                                                       1998               1997              1996
                                                                     ---------          ---------         ---------
Revenues
     Short-term investment interest                                  $ 145,513          $ 145,249         $ 144,945
     Other income                                                       23,375             19,815            29,388
     Interest income on mortgage loans                                      -                  -          1,619,880
                                                                     ---------          ---------         ---------

                                                                       168,888            165,064         1,794,213
                                                                     ---------          ---------         ---------
Costs and expenses
     General and administrative expenses                                87,573             92,382           155,325
     (Recovery of) provision for loan losses, net                     (400,000)                -          1,515,000
                                                                     ---------          ---------         ---------

                                                                      (312,427)            92,382         1,670,325
                                                                     ---------          ---------         ---------

Net income                                                           $ 481,315           $ 72,682         $ 123,888
                                                                     =========          =========         =========

Net income attributable to
     Limited partners                                                $ 469,282          $  70,865         $ 120,791
     General partners                                                   12,033              1,817             3,097
                                                                     ---------          ---------         ---------

                                                                     $ 481,315          $  72,682         $ 123,888
                                                                     =========          =========         =========

Net income per unit of limited partnership
     interest (187,919 units outstanding)                            $    2.50          $     .38         $     .64
                                                                     =========          =========         =========

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          STATEMENT OF PARTNERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


                                                                    General            Limited            Total
                                                                   Partners'          Partners'         Partners'
                                                                    Equity             Equity            Equity
                                                                 ------------       ------------      ------------
 Balance, January 1, 1996                                        $    481,133       $ 18,765,197      $ 19,246,330

 Net income - 1996                                                      3,097            120,791           123,888
                                                                 ------------       ------------      ------------

 Balance, December 31, 1996                                           484,230         18,885,988        19,370,218

 Net income - 1997                                                      1,817             70,865            72,682
                                                                 ------------       ------------      ------------

 Balance, December 31, 1997                                           486,047         18,956,853        19,442,900

 Net income - 1998                                                     12,033            469,282           481,315
                                                                 ------------       ------------      ------------

 Balance, December 31, 1998                                      $    498,080       $ 19,426,135      $ 19,924,215
                                                                 ============       ============      ============

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                            STATEMENTS OF CASH FLOWS

                                                                      Year ended December 31,
                                                          ---------------------------------------------
                                                              1998             1997            1996
                                                          -----------      -----------      -----------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS

Cash flows from operating activities

     Net income                                           $   481,315      $    72,682      $   123,888

     Adjustments to reconcile net (loss) income to
       net cash provided by operating activities
        (Recovery of) provision for loan losses, net         (400,000)            --          1,515,000
        Non-cash interest earned
            on mortgage loans                                    --               --         (1,619,880)

     Changes in assets and liabilities
        Other receivables                                       1,821             (683)         (11,899)
        Accounts payable and accrued expenses                     852          (36,658)          30,220
                                                          -----------      -----------      -----------

            Net cash provided by operating activities          83,988           35,341           37,329
                                                          -----------      -----------      -----------

Net increase in cash and cash equivalents                      83,988           35,341           37,329

Cash and cash equivalents, beginning of year                2,908,425        2,873,084        2,835,755
                                                          -----------      -----------      -----------

Cash and cash equivalents, end of year                    $ 2,992,413      $ 2,908,425      $ 2,873,084
                                                          ===========      ===========      ===========
                                      F-5

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


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

       The Partnership originally offered 400,000 units of limited partnership interest (the "Units") pursuant to the Prospectus dated April 12, 1988 (the "Prospectus"). Since all gross proceeds that were raised had not been invested or committed for investment, the Partnership was obligated, under the terms of the Prospectus, to return such uninvested funds. The Partnership distributed these funds in the amount of $19,263,445, including interest of $857,598, in August, 1990. Additionally, the Partnership made a second related distribution of $606,978 on October 30, 1990.

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

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

      Allowance for loan losses

      An allowance for loan losses is established based upon a periodic review of each of the mortgage loans in the Partnership's portfolio. In performing this review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value at each year end.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

      Net (loss) income per unit of limited partnership interest

      Net (loss) income per unit of limited partnership interest is computed based upon the number of units outstanding (187,919) during the year.

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

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

3     CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

      The Managing General Partner of the Partnership, RAM Funding, Inc., was until November 3, 1994 a wholly-owned subsidiary of Integrated Resources, Inc. ("Integrated"). On November 3, 1994, as a result of the consummation of the reorganization plan relating to Integrated's bankruptcy, indirect ownership of the Managing General Partner was purchased by Presidio Capital Corp. ("Presidio"). As of February 28, 1995, the Associate General Partner of the Partnership is Presidio AGP Corp. ("Presidio AGP"), a wholly-owned subsidiary of Presidio, which replaced Z Square G Partners II, a New York general partnership comprised of a general partnership and individuals who were all former officers, directors and significant shareholders of Integrated. The General Partners and certain affiliates of the General Partners, are general partners in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may be in the future, in direct competition with the Partnership.

      Subject  to  the  rights  of  the  Limited   Partners  under  the  Limited
      Partnership Agreement, Presidio controls the Partnership through its indirect ownership of the General Partners. On August 28, 1997, an affiliate of NorthStar Capital Partners acquired all of the Class B shares of Presidio. This acquisition, when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of the
      General Partners. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland Corporation.

      Presidio was also party to an Administrative Services Agreement with Wexford Management LLC ("Wexford") pursuant to which Wexford was responsible for the day-to-day management of Presidio and, among other things, had authority to designate directors of the General Partners.

      On November 2, 1997, the Administrative Services Agreement between Presidio and Wexford expired. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement (the "ASA"), which expired on May 3, 1998. Under the terms of the ASA, Wexford provided consulting and administrative services to Presidio and its affiliates, including the General Partners and the Partnership. Presidio also entered into a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. During the years ended December 31, 1998 and 1997, the Partnership paid NorthStar Presidio and Wexford an aggregate of $1,000 and $24,153, respectively, for management and administrative services rendered.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

3     CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

      Effective November 3, 1997, the officers and employees of Wexford that had served as officers and/or directors of the General Partners tendered their resignations. On the same date, The Board of Directors of Presidio appointed new individuals to serve as officers and/or directors of the General Partners.

      As of December 31, 1998, an affiliate of Presidio has acquired 17,385 units of limited partnership interest of the Partnership. These units represent 9.3% of the issued and outstanding limited partnership units.

4      INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES

      The Partnership invested in zero-coupon, nonrecourse senior and junior mortgage loans. Collection of the amounts due on the Partnership's mortgage loans is solely dependent upon the sale or refinancing of the underlying properties at amounts sufficient to satisfy the Partnership's mortgage notes after payment of the senior mortgage notes owned by unaffiliated third parties.

      Certain of the Partnership's mortgage notes contain a provision which require the borrowers to provide current appraisals based upon certain conditions or in some cases upon request.

      The Partnership has prepared an internal valuation for the property owned by High Cash Partners, L.P. ("High Cash"). This loan contains a provision which requires that if the appraisal indicates the value of all indebtedness senior to and including the Partnership's loan, taking into account principal plus accrued interest in excess of 5% per annum, exceeds 85% of the then current appraisal, the borrower must repay the indebtedness to a point where the 85% loan to value ratio is restored.

      Based upon this valuation, management does not believe that the loan to value ratio has been exceeded.

      While there are risks inherent in a zero-coupon nonrecourse senior or junior mortgage loan portfolio, the above described provisions were intended to provide some mitigation of these risks. However, in the event a borrower is required to make a payment under such loan provisions, there can be no assurance that the borrower will be able to make such payments.

      Harborista Loan

      A $10,000,000 second mortgage loan (`the Harborista Loan") to Harborista Associates, L.P. is secured by an office building, commonly known as the Harbor Plaza, located in Boston, Massachusetts (the "Harbor Plaza"). The Harborista Loan was funded on February 13, 1989 and bears interest at the rate of 13.307% per annum, compounded monthly and was originally due to mature on December 1, 1998, at which time a balloon payment of approximately $36,000,000 would have been due and payable. Harbor Plaza is also encumbered by a first mortgage loan in the original amount of $24,475,000 held by Northwestern Mutual Life Insurance Co. ("Northwestern"). The first mortgage was due to mature on December 1, 1995, but was extended until January 1, 1999.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

4      INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

      During 1993 management determined that interest on the Harborista Loan should cease to accrue and that an allowance for loan losses was necessary for the entire carrying value of the Harborista Loan which amounted to $10,618,380.

      On February 9, 1999, Northwestern filed a motion for foreclosure on its mortgage.

      On March 30, 1999, the Partnership sold its interest in the Harborista Loan to an unaffiliated third party for gross proceeds of approximately $1,000,000, exclusive of legal and other costs related to the transaction of approximately $200,000. As of December 31, 1998, the Partnership recorded $800,000 of recovery of loan losses with respect to this sale.

      Twin Oak Loan

      The Partnership holds a $1,200,000 second mortgage on the Twin Oak property. The first mortgage on this property, which is held by an unaffiliated third party, was due to mature on July 1, 1993. However, during 1993, the mortgage loan was extended for three years until July 1, 1996. For the period between July 1996 and October 1997, the Twin Oak borrower continued to make reduced mortgage payments to the first mortgage lender in anticipation of a loan extension or modification. During October 1997, the Twin Oak borrower and its first mortgage lender formally agreed to extend the maturity date of the first mortgage until July 1, 1998. In order for the Twin Oak borrower to consummate this loan extension, the consent of the Partnership was required. The Partnership agreed to consent on the condition that the Twin Oak borrower either refinance both the first mortgage and the Partnership's mortgage on or before July 1, 1998 or give the Partnership a deed-in-lieu of foreclosure to the Twin Oak property. It was the intention of the general partners of Twin Oak to sell the property prior to the July 1, 1998 extended maturity date.

      The property was marketed for sale and Twin Oak entered into a formal contract of sale ("Contract #1") with an unaffiliated third party in May of 1998. The purchaser failed to perform on Contract #1 in August of 1998. The property was again marketed for sale. However, on July 1, the first mortgage matured and was not repaid. On October 20, 1998, a formal agreement was executed in which the first mortgage lender again agreed to extend the maturity of the loan to July 1, 1999 in exchange for a modification to the interest rate and payment of an extension fee. On October 15, 1998, a new contract for sale ("Contract #2") was executed with Emmes Ventures ("Emmes"), an affiliate of NorthStar, also an affiliate of the general partners of Twin Oak and the Partnership.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

4      INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

      On March 1, 1999, the Twin Oak property was sold to Emmes for a gross purchase price of approximately $4,150,000 (subject to customary adjustments at closing). The Twin Oak borrower used the proceeds from the sale to repay the first mortgage holder and the remainder of the net proceeds are expected to be used to repay a portion of the Twin Oak loan approximating $237,000.

      During the year ended 1996, a provision for loan losses of $1,515,000 was recorded on the Twin Oak loan. A $400,000 allowance for loan losses was recorded during 1998 to reduce the carrying value of the loan to the estimated amount anticipated to be received by the Partnership under the terms outlined in Contract #2.

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

4     INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)


        Information  with  respect  to  the   Partnership's  mortgage  loans is
summarized as follows:

                                                                                                       Original
                              Interest          Compound                               Loan            Maturity
 Description                    Rate %           Period              Type              Date              Date
                            --------------    --------------    --------------    --------------    --------------
Office Building
   Harbor Plaza                     13.307       Monthly             2nd             13-Feb-89          1-Dec-98
   Boston, Mass (a) (e)

Shopping Centers
   Sierra Marketplace (b)(c)        11.220       Monthly             1st             10-Feb-89         28-Feb-01
   Reno, Nevada
   Twin Oak (b)                     12.230       Annually            2nd              3-Apr-90          1-May-02
   Ft. Lauderdale, Florida

 (continued

        Information  with  respect  to  the   Partnership's   mortgage loans  is
summarized as follows:

                                                                                          Interest recognized
                                                                                   --------------------------------
                                Mortgage          Mortgage          Mortgage                  Year ended
                                 Amount          Purchased          Placement       December 31,        1997 and
 Description                    Advanced          Interest            Fees              1998             Prior
                             --------------    --------------    --------------    --------------    --------------
Office Building
   Harbor Plaza              $   10,000,000    $       23,513    $      594,867    $            -    $            -
   Boston, Mass (a) (e)

Shopping Centers
   Sierra Marketplace (b)(c) $    6,500,000                 -           385,757                 -         9,093,598
   Reno, Nevada
   Twin Oak (b)                   1,200,000                 -            71,218                             880,460
                             --------------    --------------    --------------    --------------    --------------
   Ft. Lauderdale, Florida
                             $   17,700,000   $       23,513     $    1,051,842    $            -    $   $9,974,058
                             ==============   ==============     ==============    ==============    ==============
(continued)

        Information  with  respect  to  the   Partnership's  mortgage  loans  is
summarized as follows:

                                                                                               (d)
                                                      Carrying value                   Contractual balance
                                              -------------------------------    --------------------------------
                                               December 31,     December 31,      December 31,      December 31,
 Description                   Reserves            1998              1997            1998               1997
                            --------------    --------------   --------------    --------------    --------------
Office Building
   Harbor Plaza             $   (9,818,380)   $      800,000  $            -    $   36,985,751    $   32,401,302
   Boston, Mass (a) (e)

Shopping Centers
   Sierra Marketplace (b)(c)             -        15,979,355       15,979,355        19,600,802        17,529,616
   Reno, Nevada
   Twin Oak (b)                 (1,915,000)          236,678          636,678         3,293,255         2,934,380
                            --------------    --------------   --------------    --------------    --------------
   Ft. Lauderdale, Florida
                            $  (11,733,380)   $   17,016,033   $   16,616,033    $   59,879,808    $   52,865,298
                            ==============    ==============   ==============    ==============    ==============

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

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

4      INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

      A summary of mortgage loan activity is as follows:
                                                         Investment       Interest
                                                           Method          Method          Total
                                                       -------------   -------------   -------------
         Balance, January 1, 1996                      $         -    $  16,511,153   $  16,511,153

         Interest recognized                                     -        1,619,880       1,619,880

         Provision for loan losses                               -       (1,515,000)     (1,515,000)
                                                       -------------   -------------   -------------

         Balance, December 31, 1996                              -       16,616,033      16,616,033

         Interest recognized                                     -               -               -

         Provision for loan losses                               -               -               -
                                                       ------------   -------------   -------------

         Balance, December 31, 1997                              -       16,616,033      16,616,033

         Interest recognized                                     -                -               -

         Recovery of (provision for) loan losses            800,000        (400,000)        400,000
                                                       ------------   -------------   -------------
         Balance, December 31, 1998                    $    800,000   $  16,216,033   $  17,016,033
                                                       ============   =============   =============

      Unaudited financial information for Harbor Plaza, which is a mortgage loan accounted for under the investment method which exceeds 10% of the Partnership's original capital contributions, is not presently available.

5      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                              December 31,
                                        ------------------------
                                          1998          1997
                                        ----------    ----------
         Expense reimbursements         $   25,680    $   37,888
         Professional fees                  48,263        39,244
         Printing charges                    9,649        11,204
         Investor services                  11,400         5,804
                                        ----------    ----------
                                        $   94,992    $   94,140
                                        ==========    ==========

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

6     RECONCILIATION  OF   NET  (LOSS)  INCOME  AND  NET  ASSETS  PER  FINANCIAL
      STATEMENTS TO TAX BASIS

      The Partnership presently recognizes interest income on all of its investments in mortgage loans using the interest method for tax purposes. For financial statement purposes, mortgage loans accounted for under the investment method recognize income as described in Note 2.

      A reconciliation of net (loss) income per financial statements to the tax basis of accounting is as follows:

                                                             Year ended December 31
                                                 --------------------------------------------
                                                     1998             1997            1996
                                                 -----------      -----------     -----------
Net income per financial
statements                                       $   481,315      $    72,682     $   123,888

Interest income recognized for tax
purposes in excess of amounts
recognized for financial statements                6,383,499        5,974,947       3,682,033

(Recovery of) provision for loan losses, net        (400,000)            --         1,515,000
                                                 -----------      -----------     -----------

Net income per tax basis                         $ 6,464,814      $ 6,047,629     $ 5,320,921
                                                 ===========      ===========     ===========

  The differences between the Partnership's net assets per financial statements and tax basis of accounting are as follows:

                                                                            December 31
                                                                 -----------------------------------
                                                                       1998                1997
                                                                 ---------------     ---------------
Net assets per financial statements                              $    19,924,215     $    19,442,900

Interest income recognized for tax purposes
  in excess of amounts recognized for financial
  statements                                                          30,960,559          24,577,060

Allowance for loan losses                                             11,733,380          12,133,380

Syndication costs                                                      2,230,944           2,230,944
                                                                 ---------------     ---------------

Net assets per tax basis                                         $    64,849,098     $    58,384,284
                                                                 ===============     ===============

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

As of March 1, 1999 the names and ages of, as well as the positions held by, the officers and directors of the Managing and Associate General Partners were as follows:

-------------------------------------------------------------------------------------------------------
         Name                Age       Position Held                               Has served as a
                                                                                   Director and/or
                                                                                    Officer of the
                                                                                   Managing General
                                                                                    Partner since
-------------------------------------------------------------------------------------------------------
W. Edward Scheetz             34       Director                                 November 1997
-------------------------------------------------------------------------------------------------------
David Hamamoto                39       Director                                 November 1997
-------------------------------------------------------------------------------------------------------
Dallas E. Lucas               36       Director                                 August 1998
-------------------------------------------------------------------------------------------------------
David King                    36       Executive Vice President and Assistant   November 1997
                                       Treasurer, Director
-------------------------------------------------------------------------------------------------------
Lawrence R. Schachter         42       Senior Vice President and Chief          January 1998
                                       Financial Officer
-------------------------------------------------------------------------------------------------------
J. Peter Paganelli            40       Senior Vice President, Secretary and     March 1998
                                       Treasurer
-------------------------------------------------------------------------------------------------------
Allan B. Rothschild           37       President and Director                   December 1997
-------------------------------------------------------------------------------------------------------
Marc Gordon                   34       Vice President                           November 1997
-------------------------------------------------------------------------------------------------------
Charles Humber                25       Vice President                           November 1997
-------------------------------------------------------------------------------------------------------
Adam Anhang                   25       Vice President                           November 1997
-------------------------------------------------------------------------------------------------------
Gregory Peck                  24       Assistant Secretary                      November 1997
-------------------------------------------------------------------------------------------------------

There are no family relationships between or among any of the directors and/or executive officers of the General Partner.

W. Edward Scheetz co-founded NorthStar Capital Partners LLC with David Hamamoto in July 1997, From 1993 through 1997, Mr. Scheetz was a partner at Apollo Real Estate Advisors L.P. From 1989 to 1993, Mr. Scheetz was a principal with Trammell Crow Ventures.

David Hamamoto co-founded NorthStar Capital Partners LLC with W. Edward Scheetz in July 1997. From 1988 to 1997, Mr Hamamoto was a partner and a co-head of the real estate principal investment area at Goldman, Sachs & Co.

Dallas E. Lucas joined Northstar Capital Partners LLC in August 1998. From 1994 until then he was the Chief Financial Officer of Crescent Real Estate Equities Company. Prior to that he was a financial consulting and audit manager in the real estate services group of Arthur Anderson LLP.

David King joined NorthStar Capital Partners LLC in November 1997. From 1990 to 1997, Mr. King was associated with Olympia & York Companies (USA) where he held the position of Senior Vice President of Finance. Prior to that Mr. King was employed with Bankers Trust in its real estate finance group.

Lawrence R. Schachter joined NorthStar Presidio in January 1998 From 1996 to 1998, Mr. Schachter was Controller at CB Commercial/Hampshire LLC. From 1995 to 1996, Mr. Schachter was Controller at Goodrich Associates. From 1992 to 1995, Mr. Schachter was Controller at Greenthal/Harlan Realty Services Co.

J. Peter Paganelli joined NorthStar Presido in March 1998. From 1997 to 1998, Mr. Paganelli was Director of Asset Management at Argent Ventures LLC, a private real estate company. From 1994 to 1997, Mr. Paganelli was a Vice President at Starwood Capital Group, LLC in its Asset Management Group. From 1986 to 1994, Mr. Paganelli was an Associate Director at Cushman & Wakefield, Inc. in its Financial Services and Asset Services Groups.

Allan B. Rothschild joined NorthStar Presidio in December 1997. From 1995 to 1997, Mr. Rothschild was Senior Vice President and General Counsel of Newkirk Limited Partnership. From 1987 to 1995, Mr. Rothschild was associated with the law firm of Proskauer, Rose LLP in its real estate group.

Marc Gordon joined NorthStar Capital Partners LLC in October 1997. From 1993 to 1997, Mr. Gordon was Vice President in the real estate investment banking group at Merrill Lynch. Prior to that, Mr. Gordon was associated with the law firm of Irell & Manella in its real estate and banking group.

Charles Humber joined NorthStar Capital Partners LLC in September 1997. From 1996 to 1997, Mr Humber was employed with Merrill Lynch in its real estate investment banking group. Prior to that, Mr. Humber was a student at Brown University.

Adam Anhang joined NorthStar Capital Partners LLC in August 1997. From 1996 to 1997, Mr. Anhang was employed by The Athena Group as part of its Russia and former Soviet Union development team. Prior to that, Mr. Anhang was a student at the Wharton School of the University of Pennsylvania.

Gregory Peck joined NorthStar Capital Partners LLC in July 1997. From 1996 to 1997, Mr. Peck was employed by Morgan Stanley as part of Morgan Stanley Realty Real Estate Funds (MSREF) and Morgan Stanley's Real Estate Investment Banking Group. From 1994 to 1996, Mr. Peck worked for Lazard Freres & Co. LLC in the Real Estate Investment Banking Group.

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

As of March 1, 1999, only the following entity was known by Registrant to be the beneficial owner of more than 5% of the Units of Registrant.

------------------------------------------------------------------------------------------------------
                                                   Number of Units             Percentage of Units
Limited Partner                                          Owned                     Outstanding
------------------------------------------------------------------------------------------------------
Presidio Partnership II Corp.                             17,385                      9.3%
411 West Putnam Avenue
Greenwich, CT 06830
------------------------------------------------------------------------------------------------------

As of March 1, 1999, neither the General Partners nor their officers and directors was known by Registrant to beneficially own Units or shares of Presidio, the parent of the General Partners.

To the knowledge of the Registrant, the following sets forth certain information regarding ownership of the Class A shares of Presidio as of March 1, 1999 (except as otherwise noted) by: (i) each person or entity who owns of record or beneficially five percent or more of the Class A shares, (ii) each director and executive officer of Presidio, and (iii) all directors and executive officers of Presidio as a group. To the knowledge of Presidio, each of such shareholders has sole voting and investment power as to the shares shown unless otherwise noted.

All outstanding shares of Presidio are owned by Presidio Capital Investment Company, LLC ("PCIC"), a Delaware limited liability company. The interests in PCIC (and beneficial ownership in Presidio) are held as follows:

                                                            Percentage Ownership in PCIC
                                                              and Percentage Beneficial
                                                                      Ownership
    Name of Beneficial Owner                                         In Presidio
    ------------------------                                         -----------
    Five Percent Holders:
    NorthStar Presidio Capital Holding Corp. (1)                         71.93%
    AG Presidio Investors, LLC (2)                                       14.12%
    DK Presidio Investors, LLC (3)                                        8.45%
    Stonehill Partners, L.P. (4)                                          5.50%

    The holdings of the directors and executive officers of Presidio are as follows:

                                                            Percentage Ownership in PCIC
                                                              and Percentage Beneficial
                                                                      Ownership
    Name of Beneficial Owner                                         In Presidio
    ------------------------                                         -----------
    Directors and Officers:
    -----------------------

    Adam Anhang (5)                                                       0%
    Marc Gordon (5)                                                       0%
    David Hamamoto (5)                                                71.93%
    Charles Humber (5)                                                    0%
    David King (5)                                                        0%
    Gregory Peck (5)                                                      0%
    Dallas Lucas (5)                                                      0%
    Allan Rothschild (5)                                                  0%
    J. Peter Paganelli (5)                                                0%
    Lawrence Schachter (5)                                                0%
    W. Edward Scheetz (5)                                             71.93%

    Directors and Officers as a group:                                71.93%
    ----------------------------------

(1) NorthStar Presidio Capital Holding Corp. ("NS Presidio") is a Delaware corporation whose address is c/o NorthStar Capital Investment Corp., 527 Madison Avenue, 16th Floor, New York, New York 10022. NS Presidio has three shareholders: (i) NorthStar Partnership, L.P., a Delaware limited partnership whose address is c/o NorthStar Capital Investment Corp., 527 Madison Avenue, 16th Floor, New York, New York 10022, holds 99% of the common Stock (non-voting); (ii) David T. Hamamoto holds 0.5% of the common stock (voting); and (iii) W. Edward Scheetz holds 0.5% of the common stock (voting).

(2) Each of Angelo, Gordon & Co., L.P., as sole manager of AG Presidio Investors, LLC and John M. Angelo and Michael L. Gordon, as general partners of the general partner of Angelo, Gordon & Co., L.P., may be deemed to beneficially own for purposes of Rule 13d-3 of the Exchange Act the securities beneficially owned by AG Presidio Investors, LLC. Each of John M. Angelo and Michael L. Gordon disclaims such beneficial ownership. The business address for such persons is c/o Angelo, Gordon & Co., L.P., 245 Park Avenue, 26th Floor, New York, New York 10167.

(3) M.H. Davidson & Company, as sole manager of DK Presidio Investors, LLC, may be deemed to beneficially own for purposes of Rule 13d-3 of the Exchange Act the securities beneficially owned by DK Presidio Investors, LLC. The business address for such persons is c/o M.H. Davidson & Company, 885 Third Avenue, New York, New York 10022.

(4)      Includes  shares  of PCIC  beneficially  owned  by  Stonehill  Offshore
         Partners Limited and Stonehill Institutional Partners, L.P. John A. Motulsky is a managing general partner of Stonehill Partners, L.P., a managing member of the investment advisor to Stonehill Offshore Partners Limited and a general partner of Stonehill Institutional Partners, L.P. John A. Motulsky disclaims beneficial ownership of the shares held by these entities. The business address for such persons is c/o Stonehill Investment Corporation, 110 East 59th Street, New York, New York 10022.

(5) The business address for such person is 527 Madison Avenue, 16th Floor, New York, New York 10022.

Item 13.      Certain Relationships and Related Transactions.

The General Partners, during Registrant's year ended December 31, 1998, earned or received compensation or payments for services from or with respect to Registrant (or Integrated or Presidio) as follows:

---------------------------------------------------------------------------------------------------
                                     Capacity in Which Served or Services
       Name of Recipient                          Performed                       Compensation
---------------------------------------------------------------------------------------------------
RAM Funding, Inc.                Managing General Partner                              (1)
---------------------------------------------------------------------------------------------------
Presidio AGP Corp.               Associate General Partner                             (1)
---------------------------------------------------------------------------------------------------

(1) The General Partners were not entitled to any payment for services from or with respect to Registrant, Integrated or Presidio. However, the General Partners, pursuant to the Partnership Agreement, are entitled to receive 2.5% of Registrant's income, loss, capital and distributions (2.45% to the Managing General Partner and .05% to the Associate General Partner) including without limitation Registrant's cash flow from operations and disposition proceeds. No distributions are expected to be made from operations inasmuch as all interest and principal due on the Mortgage Loans is deferred until maturity, unless there are prepayments of Mortgage Loans. For the year ended December 31, 1998, the General Partners were allocated an aggregate of $161,620 of taxable income ($158,388 to the Managing General Partner and $3,232 to the Associate General Partner).

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

(I) Mortgage, Assignment of Rents and Security Agreement dated as of April 1, 1990 between Twin Oak Plaza Associates, L.P. and Resources Accrued Mortgage Investors 2 L.P. (incorporated by reference to Exhibit 10(A) of the April 3, 1990 Form 8-K).

(J) Note as of April 3, 1990 between Twin Oak Plaza Associates, L.P. and Resources Accrued Mortgage Investors 2 L.P. (incorporated by reference to Exhibit 10(B) of the April 3, 1990 Form 8-K).

(K) Loan Commitment dated as of April 11, 1990 between Twin Oak Plaza Associates, L.P. and Resources Accrued Mortgage Investors 2 L.P. (incorporated by reference to Exhibit 10(D) of the April 3, 1990 Form 8-K).

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


(b)      Reports on Form 8-K
         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of April 1999.

RESOURCES ACCRUED MORTGAGE
INVESTORS 2 L.P.


By:     RAM FUNDING, INC.,
        Managing General Partner
                                                                      Date
                                                                      ----

By:     /s/ Allan B. Rothschild                                   April 13, 1999
        --------------------------------
        Allan B. Rothschild
        President

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

       Signature                 Title                                Date
       ---------                 -----                                ----


/s/ Dallas Lucas             Director                             April 13, 1999
-------------------------
Dallas Lucas

/s/ Lawrence R. Schachter    Senior Vice President,               April 13, 1999
-------------------------    (Principal Financial Officer
Lawrence R. Schachter        and Principal Accounting Officer)


/s/ Allan B. Rothschild      Director and President               April 13, 1999
-------------------------
Allan B. Rothschild

/s/ David King               Director, Executive Vice President   April 13, 1999
-------------------------    and Assistant Treasurer
David King

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

(I) Mortgage, Assignment of Rents and Security Agreement dated as of April 1, 1990 between Twin Oak Plaza Associates, L.P. and Resources Accrued Mortgage Investors 2 L.P. (incorporated by reference to Exhibit 10(A) of the April 3, 1990 Form 8-K).

(J) Note as of April 3, 1990 between Twin Oak Plaza Associates, L.P. and Resources Accrued Mortgage Investors 2 L.P. (incorporated by reference to Exhibit 10(B) of the April 3, 1990 Form 8-K).

(K) Loan Commitment dated as of April 11, 1990 between Twin Oak Plaza Associates, L.P. and Resources Accrued Mortgage Investors 2 L.P. (incorporated by reference to Exhibit 10(D) of the April 3, 1990 Form 8-K).

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