Form 10-Q
period 1999-03-31
RESOURCES ACCRUED MORTGAGE INVESTORS 2 LP
filed 1999-05-12
CIK 804671

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q



    /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                                 --------------

                         Commission file number 0-16856
                                                -------

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                  13-3368726
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

             411 West Putnam Avenue, Suite 270, Greenwich, CT 06830
                    (Address of principal executive offices)

                                 (203) 862-7444
              (Registrant's telephone number, including area code)

                                      None
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X            No
                                 ----

================================================================================

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                           FORM 10-Q - MARCH 31, 1999

                                      INDEX

PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - March 31, 1999 and December 31, 1998 ...........     1


         STATEMENTS OF INCOME - For the three months ended March 31,
              1999 and 1998 ..............................................     2


         STATEMENT OF PARTNERS' EQUITY - For the three months ended
              March 31, 1999 .............................................     3


         STATEMENTS OF CASH FLOWS - For the three months ended
              March 31, 1999 and 1998 ....................................     4


         NOTES TO FINANCIAL STATEMENTS ...................................  5-11

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS ......................... 12-13

PART II - OTHER INFORMATION

    ITEM 1 - LEGAL PROCEEDINGS ...........................................    14

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ............................    14


SIGNATURES................................................................    15

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                                 BALANCE SHEETS

                                                                                        March 31,       December 31,
                                                                                          1999              1998
                                                                                      ------------      ------------

ASSETS

     Investments in mortgage loans (net of allowance for loan losses of
        $1,915,000 and $11,733,380 at March 31, 1999 and
        December 31, 1998, respectively)                                              $ 16,216,033      $ 17,016,033
     Cash and cash equivalents                                                           3,971,561         2,992,413
     Other receivable                                                                       11,383            10,761
                                                                                      ------------      ------------

                                                                                      $ 20,198,977      $ 20,019,207
                                                                                      =============     ============

LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Accounts payable and accrued expenses                                            $    215,412      $     94,992

Commitments and contingencies

Partners' equity
     Limited partners' equity (187,919 units
        issued and outstanding)                                                         19,484,001        19,426,135
     General partners' equity                                                              499,564           498,080
                                                                                      ------------      ------------

            Total partners' equity                                                      19,983,565        19,924,215
                                                                                      ------------      ------------

                                                                                      $ 20,198,977      $ 20,019,207
                                                                                      =============     ============

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                              STATEMENTS OF INCOME


                                                    For the three months ended
                                                             March 31,
                                                 -------------------------------
                                                     1999                1998
                                                 ------------       ------------

[S]                                              [C]                [C]
Revenues
     Short term investment interest              $    32,095        $    36,834
     Other income                                     46,070              5,700
                                                 -----------        -----------

                                                      78,165             42,534
                                                 -----------        -----------

Costs and expenses
     General and administrative expenses              18,815             24,497
                                                 -----------        -----------

Net income                                       $    59,350        $    18,037
                                                 ===========        ===========

Net income attributable to
     Limited partners                            $    57,866        $    17,586
     General partners                                  1,484                451
                                                 -----------        -----------

                                                 $    59,350        $    18,037
                                                 ===========        ===========

Net income per unit of limited partnership
     interest (187,919 units outstanding)        $       .31        $       .09
                                                 ===========        ===========













See notes to financial statements.                                             2

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          STATEMENT OF PARTNERS' EQUITY



                                       General       Limited           Total
                                      Partners'      Partners'        Partners'
                                       Equity         Equity           Equity
                                     ----------   -------------   -------------

 Balance, January 1, 1999            $ 498,080    $ 19,426,135    $ 19,924,215

 Net income for the three months
      ended March 31, 1999               1,484          57,866          59,350
                                     ---------    ------------    ------------

 Balance, March 31, 1999             $ 499,564    $ 19,484,001    $ 19,983,565
                                     =========    ============    ============









See notes to financial statements.                                             3

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                            STATEMENTS OF CASH FLOWS


                                                                For the three months ended
                                                                        March 31,
                                                               ----------------------------
                                                                   1999            1998
                                                               ------------    ------------

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities

     Net income                                                $    59,350    $    18,037

     Changes in assets and liabilities
        Other receivable                                              (622)           (78)
        Accounts payable and accrued expenses                      120,420          5,680
                                                                   --------         -----

            Net cash provided by operating activities              179,148         23,639
                                                                   --------        ------

Cash flows from investing activities
     Payments received from sale of mortgage loan, net             800,000             -
                                                               -----------    -----------

Net increase in cash and cash equivalents                          979,148         23,639

Cash and cash equivalents, beginning of period                   2,992,413      2,908,425
                                                               -----------    -----------

Cash and cash equivalents, end of period                       $ 3,971,561    $ 2,932,064
                                                               ============   ===========


See notes to financial statements.                                             4

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                           FORM 10-Q - MARCH 31, 1999



1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investors 2 L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Investments in mortgage loans

         The Partnership principally invested in zero coupon senior and junior mortgage loans on properties owned or acquired by limited partnerships originally sponsored by affiliates of the General Partners. These loans generally contain provisions whereby the Partnership may be entitled to additional interest represented by participation in the appreciation of the underlying property.

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

         Allowance for loan losses

         An allowance for loan losses is established based upon a periodic review of each of the mortgage loans in the Partnership's portfolio. In performing this review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                           FORM 10-Q - MARCH 31, 1999



2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Allowance for loan losses (continued)

         property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of March 31, 1999.

         The allowance is inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide for additional losses in subsequent periods and such provisions could be material.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Managing General Partner of the Partnership, RAM Funding, Inc. and the Associate General Partner, Presidio AGP Corp. are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). The General Partners and certain affiliates of the General Partners, are general partners in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may be in the future, in direct competition with the Partnership.

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

         Presidio entered into a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar. Under the terms of the management agreement, NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the quarter ended March 31, 1999 the Partnership did not incur any reimbursable expenses and for the quarter ended March 31, 1998, reimbursable expenses due to NorthStar amounted to $1,000.

         As of March 31, 1999, an affiliate of Presidio has acquired 17.385 units of limited partnership interest of the Partnership. These units represent 9.3% of the issued and outstanding limited partnership units.

         The General Partners are allocated 2.5% of the net income or loss of the Partnership and are entitled to 2.5% of distributions. The 2.5% shall be apportioned 98% to the Managing General Partner and 2% to the Associate General Partner. For the quarters ended March 31, 1999 and 1998, the Managing General Partner and Associate General Partner were allocated net income of $1,454 and $30 and $442 and $9, respectively.

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES

         The Partnership invested in zero-coupon, nonrecourse senior and junior mortgage loans. Collection of the amounts due on the Partnership's junior mortgage loans is solely dependent upon the sale or refinancing of the underlying properties at amounts sufficient to satisfy the

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                           FORM 10-Q - MARCH 31, 1999



4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         Partnership's mortgage notes after payment of the senior mortgage notes owned by unaffiliated third parties.

         The Partnership currently has two outstanding mortgage loans.

         Certain of the Partnership's mortgage notes contain a provision which require the borrowers to provide current appraisals based upon certain conditions or in some cases upon request.

         The Partnership has prepared an internal valuation for the property owned by High Cash Partners, L.P. ("High Cash"). This loan contains a provision which requires that if an appraisal indicates the value of all indebtedness senior to and including the Partnership's loan, taking into account principal plus accrued interest in excess of 5% per annum, exceeds 85% of the then current appraisal, the borrower must repay the indebtedness to a point where the 85% loan to value ratio is restored. Based upon an internal valuation, management does not believe that the loan to value ratio has been exceeded.

         Harborista Loan

         A $10,000,000 second mortgage loan (`the Harborista Loan") to Harborista Associates, L.P. was secured by an office building, commonly known as the Harbor Plaza, located in Boston, Massachusetts (the "Harbor Plaza"). The Harborista Loan was funded on February 13, 1989 and bore interest at the rate of 13.307% per annum, compounded monthly and was originally due to mature on December 1, 1998, at which time a balloon payment of approximately $36,000,000 would have been due and payable. Harbor Plaza was also encumbered by a first mortgage loan in the original amount of $24,475,000 held by Northwestern Mutual Life Insurance Co. ("Northwestern"). The first mortgage was due to mature on December 1, 1995, but was extended until January 1, 1999.

         During 1993 management determined that interest on the Harborista Loan should cease to accrue and that an allowance for loan losses was necessary for the entire carrying value of the Harborista Loan which amounted to $10,618,380.

         On February 9, 1999, Northwestern filed a motion for foreclosure on its mortgage.

         On March 30, 1999, the Partnership sold its interest in the Harborista Loan to an unaffiliated third party for gross proceeds of approximately $1,000,000, exclusive of legal and other costs related to the transaction of approximately $200,000. Accordingly, the Partnership recorded $800,000 of recovery of loan losses with respect to the sale of this loan as of December 31, 1998.

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                           FORM 10-Q - MARCH 31, 1999



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

         The property was marketed for sale, and Twin Oak entered into a formal contract of sale with an unaffiliated third party in May of 1998. On July 1, the first mortgage matured and was not repaid. However, the purchaser failed to perform on this contract in August of 1998. The property was again marketed for sale. On October 20, 1998, a formal agreement was executed in which the first mortgage lender again agreed to extend the maturity of the loan to July 1, 1999 in exchange for a modification to the interest rate and payment of an extension fee. On October 15, 1998, a new contract for sale was executed with Emmes Ventures ("Emmes"), an affiliate of NorthStar, also an affiliate of the general partners of Twin Oak and the Partnership.

         During the year ended 1996, a provision for loan losses of $1,515,000 was recorded on the Twin Oak loan. A $400,000 allowance for loan losses was recorded during 1998 to reduce the carrying value of the loan to the estimated amount anticipated to be received by the Partnership under the terms outlined in this new contract.

         On March 1, 1999, the Twin Oak property was sold to Emmes for a gross purchase price of approximately $4,150,000 (subject to customary adjustments at closing). The Twin Oak borrower used the proceeds from the sale to repay the first mortgage holder and on May 5, 1999, the Partnership received approximately $237,000 representing the carrying value of the Twin Oak loan.

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                           FORM 10-Q - MARCH 31, 1999



4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         Summary of mortgage activity is as follows:

                                             Three months ended                          Year ended
                                               March 31, 1999                         December 31, 1998
                                    -------------------------------------  -------------------------------------
                                     Investment    Interest                 Investment    Interest
                                       Method       Method       Total        Method       Method       Total
                                    -----------  -----------  -----------  -----------  -----------  -----------
         Opening balance            $   800,000  $16,216,033  $17,016,033  $     -      $16,616,033  $16,616,033
         Recovery of (provision for)
            loan losses                   -            -            -          800,000     (400,000)     400,000
         Payments received, net        (800,000)       -         (800,000)      -             -            -
                                    -----------  -----------  -----------  ----------   -----------  -----------

         Ending balance             $     -      $16,216,033  $16,216,033  $   800,000  $16,216,033  $17,016,033
                                    ===========  ===========  ===========  ===========  ===========  ===========

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                         NOTES TO FINANCIAL STATEMENTS



 4       INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         Information with respect to the Partnership's mortgage loans is as follows:


                                                                                   Original       Mortgage       Mortgage
                                   Interest     Compound               Loan       Maturity        Amount        Purchased
 Description                       Rate %        Period      Type      Date          Date         Advanced       Interest
-------------                    ----------     --------    ------     -----     ----------       --------      ----------

 Office Building
     Harbor Plaza                  13.307         Monthly     2nd      13-Feb-89     1-Dec-98    $ 10,000,000    $ 23,513
     Boston, Mass (a) (e)

 Shopping Centers
     Sierra Marketplace (b) (c)    11.220         Monthly     1st      10-Feb-89    28-Feb-01       6,500,000           -
     Reno, Nevada

     Twin Oak (b) (f)              12.280         Annually    2nd       3-Apr-90     1-May-02       1,200,000          -
                                                                                                 ------------    --------
     Ft. Lauderdale, Florida
                                                                                                 $ 17,700,000    $ 23,513
                                                                                                 ============    ========


                                                     Interest recognized                                   Carrying value
                                   Mortgage       --------------------------                        -----------------------------
                                   Placement       March 31,        1998 and       Reserves/        March 31,        December 31,
 Description                          Fees            1999            Prior        Write-offs          1999              1998
-------------                     ----------      ---------       ----------      ----------       ----------        ------------

 Office Building
     Harbor Plaza                   $ 594,867      $        -      $         -     $         -       $         -      $    800,000
     Boston, Mass (a) (e)

 Shopping Centers
     Sierra Marketplace (b) (c)       385,757               -        9,093,598               -         15,979,355       15,979,355
     Reno, Nevada

     Twin Oak (b) (f)                  71,218               -          880,460       (1,915,000)          236,678          236,678
                                    -----------     ---------      -----------      -----------      ------------      ------------
     Ft. Lauderdale, Florida
                                    $ 1,051,842     $       -      $ 9,974,058     $ (1,915,000)     $ 16,216,033      $ 17,016,033
                                    ===========     =========      ===========     ============      ============      ============


                                      Contractual balance(d)
                                    -----------------------------
                                     March 31,       December 31,
 Description                            1999             1998
-------------                        ---------       -----------

 Office Building
     Harbor Plaza                    $          -      $ 36,985,751
     Boston, Mass (a) (e)

 Shopping Centers
     Sierra Marketplace (b) (c)        20,155,762        19,600,802
     Reno, Nevada

     Twin Oak (b) (f)                   3,386,627         3,293,255
                                     ------------      ------------
     Ft. Lauderdale, Florida
                                     $ 23,542,389      $ 59,879,808
                                     ============      ============

(a)  This loan is accounted for under the investment method.
(b)  These loans are accounted for under the interest method.
(c) The Partnership may be entitled to additional interest in the appreciation of the property which is subordinated to a specified return to the borrower. It is unlikely that the Partnership will realize any additional interest from this loan.
(d) Contractual balance represents the amount that would be paid by the borrower if the loan was liquidated (principal plus accrued interest earned to date).
(e)  This mortgage loan was repaid during the quarter ended March 31, 1999.
(f)  On May 5, 1999, this loan was repaid.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS



         Liquidity and Capital Resources

         The Partnership initially invested the net proceeds of its public offering in four zero coupon first and junior mortgage loans aggregating $23,300,000. These loans are secured by properties owned principally by privately and publicly syndicated limited partnerships originally sponsored by affiliates of the general partners. The Partnership currently has investments in two of these four mortgage loans with outstanding balances of approximately $7,700,000 in principal.

         As of March 31, 1999, the Partnership had working capital reserves of approximately $3,767,000. Working capital reserves are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. The Partnership does not anticipate making any distributions from cash flow during its first 8 to 12 years of operations, or until such time as the mortgage loans mature or are prepaid.

         On March 1, 1999, the Twin Oak Property was sold to Emmes Ventures, an affiliate of NorthStar for a gross purchase price of approximately $4,150,000 (subject to customary adjustments at closing). The Twin Oak Borrower used the proceeds from the sale to repay the first mortgage to Southern Life Mortgage and on May 5, 1999, the Partnership received approximately $237,000 representing the carrying value of the Twin Oak loan.

         On March 30, 1999, the Partnership sold its interest in the Harborista Loan to an unaffiliated third party for gross proceeds of approximately $1,000,000, exclusive of legal and other costs related to the transaction of approximately $200,000. As of December 31, 1998, the Partnership recorded $800,000 of recovery of loan losses with respect to this sale.

         Results of operations

         Net income increased for the three month period ended March 31, 1999 as compared to the same period in 1998. The increase was principally due to an increase in other income as a result of increase transfer fee income and a decrease in general and administrative expenses, offset by a decrease in short-term investment interest.

         Costs and expenses decreased for the three month period ended March 31, 1999 as compared to the corresponding period in 1998 due to a decrease in general and administrative expenses.

         Inflation has not had a material effect on the Partnership's recent operations or financial condition and is not expected to have a material effect in the future.

         Year 2000 compliance

         The Year 2000 compliance issue concerns the inability of computerized information systems and equipment to accurately calculate, store or use a date after December 31, 1999, as a result of the year being stored as a two digit number. This could result in a system failure or miscalculations causing disruptions of operations. The Partnership and NorthStar Presidio recognize the importance of ensuring that its business operations are not disrupted as a result of Year 2000 related computer system and software issues.

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

                                  RESOURCES ACCRUED MORTGAGE
                                  INVESTORS 2 L.P.

                                  By:   RAM Funding, Inc.
                                        Managing General Partner



                                  By:   /s/ Allan B. Rothschild
                                        --------------------------------
                                        Allan B. Rothschild
                                        President



                                  By:   /s/ Lawrence Schachter
                                        --------------------------------
                                        Lawrence R. Schachter
                                        Senior Vice President (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)



Dated:     May 12, 1999