Form 10-Q
period 1999-06-30
RESOURCES ACCRUED MORTGAGE INVESTORS 2 LP
filed 1999-08-12
CIK 804671

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q




 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                            Yes  X                    No
                               -----
--------------------------------------------------------------------------------

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                            FORM 10-Q - JUNE 30, 1999





                                      INDEX



PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - June 30, 1999 and December 31, 1998 ............    1


         STATEMENTS OF INCOME - For the three months ended June 30, 1999 and 1998 and for the six months ended June 30,
              1999 and 1998 ...............................................   2


         STATEMENT OF PARTNERS' EQUITY - For the six months ended
              June 30, 1999 ..............................................    3


         STATEMENTS OF CASH FLOWS - For the six months ended
              June 30, 1999 and 1998 .....................................    4


         NOTES TO FINANCIAL STATEMENTS ...................................  5-10


    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS ........................ 11-12


PART II - OTHER INFORMATION

    ITEM 1 - LEGAL PROCEEDINGS ...........................................   13

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ............................   13


SIGNATURES ...............................................................   14

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                 RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                                BALANCE SHEETS

                                                                                                   June 30,   December 31,
                                                                                                     1999         1998
                                                                                                 -----------   -----------
ASSETS

     Investments in mortgage loans (net of
         allowance for loan losses of $0 and
         $11,733,380 at June 30, 1999 and
         December 31, 1998, respectively)                                                        $15,979,355   $17,016,033
     Cash and cash equivalents                                                                     4,156,269     2,992,413
     Other receivable                                                                                    521        10,761
                                                                                                 -----------   -----------
                                                                                                 $20,136,145   $20,019,207
                                                                                                 ===========   ===========


LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Accounts payable and accrued expenses                                                       $   108,200   $    94,992

Commitments and contingencies

Partners' equity
     Limited partners' equity (187,919 units
         issued and outstanding)                                                                  19,527,272    19,426,135
     General partners' equity                                                                        500,673       498,080
                                                                                                 -----------   -----------

            Total partners' equity                                                                20,027,945    19,924,215
                                                                                                 -----------   -----------
                                                                                                 $20,136,145   $20,019,207
                                                                                                 ===========   ===========

See notes to financial statements.
                                                                              1

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                             STATEMENTS OF INCOME



                                                   For the three              For the six
                                                    months ended             months ended
                                                       June 30,                 June 30,
                                                -------------------       -------------------
                                                  1999       1998           1999       1998
                                                --------   --------       --------   --------
Revenues
     Short term investment interest             $ 42,796   $ 36,770       $ 74,891   $ 73,604
     Other income                                 23,770      5,300         69,840     11,000
                                                --------   --------       --------   --------

                                                  66,566     42,070        144,731     84,604
                                                --------   --------       --------   --------

Costs and expenses
     General and administrative expenses          22,186     25,522         41,001     50,019
                                                --------   --------       --------   --------

Net income                                      $ 44,380   $ 16,548       $103,730   $ 34,585
                                                ========   ========       ========   ========

Net income attributable to
     Limited partners                           $ 43,271   $ 16,134       $101,137   $ 33,720
     General partners                              1,109        414          2,593        865
                                                --------   --------       --------   --------

                                                $ 44,380   $ 16,548       $103,730   $ 34,585
                                                ========   ========       ========   ========

Net income per unit of limited partnership
     interest (187,919 units outstanding)       $    .23   $    .09       $    .54   $    .18
                                                ========   ========       ========   ========

See notes to financial statements.

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                         STATEMENT OF PARTNERS' EQUITY


                                  General       Limited         Total
                                 Partners'     Partners'      Partners'
                                  Equity        Equity         Equity
                                -----------   -----------   -----------

Balance, January 1, 1999        $   498,080   $19,426,135   $19,924,215

Net income for the six months
     ended June 30, 1999              2,593       101,137       103,730
                                -----------   -----------   -----------

Balance, June 30, 1999          $   500,673   $19,527,272   $20,027,945
                                ===========   ===========   ===========

See notes to financial statements.

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                           STATEMENTS OF CASH FLOWS


                                                        For the six months ended
                                                                 June 30,
                                                        ------------------------
                                                            1999         1998
                                                        -----------   ----------

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities

     Net income                                          $  103,730   $   34,585

     Changes in assets and liabilities
         Other receivable                                    10,240          582
         Accounts payable and accrued expenses               13,208        8,971
                                                         ----------   ----------

            Net cash provided by operating activities       127,178       44,138
                                                         ----------   ----------

Cash flows from investing activities
     Payments received from sale of mortgage loan, net      800,000         --
     Mortgage loan payments received                        236,678         --
                                                         ----------   ----------

            Net cash provided by investing activities     1,036,678         --
                                                         ----------   ----------

Net increase in cash and cash equivalents                 1,163,856       44,138

Cash and cash equivalents, beginning of period            2,992,413    2,908,425
                                                         ----------   ----------

Cash and cash equivalents, end of period                 $4,156,269   $2,952,563
                                                         ==========   ==========

See notes to financial statements.
                                                                               4

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                            FORM 10-Q -- JUNE 30, 1999


1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investors 2 L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

         When used in this quarterly report on Form 10-Q, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this quarterly report on Form 10-Q pursuant to the "safe harbor" provision on the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially, including, but not limited to, those set forth in "management's discussion and analysis of financial condition and results of operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.


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

         Allowance for loan losses

         An allowance for loan losses is established based upon a periodic review of each of the mortgage loans in the Partnership's portfolio. In performing this review, management considers the estimated fair value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                           FORM 10-Q -- JUNE 30, 1999


2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Allowance for loan losses (continued)

         property and the economic situation in the region where the property is located. Because this determination of fair value is based upon projections of future economic events, the amounts ultimately realized at disposition may differ materially from the carrying value as of June 30, 1999. The Partnership may provide for additional losses in subsequent periods and such provisions could be material.

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

         Presidio entered into a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar. Under the terms of the management agreement, NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the six months ended June 30, 1999 and 1998 reimbursable expenses due to NorthStar Presidio from the Partnership amounted to $3,581 and $1,000, respectively.

         As of June 30, 1999, an affiliate of Presidio has acquired 17,385 units of limited partnership interest of the Partnership. These units represent 9.3% of the issued and outstanding limited partnership units.

         The General Partners are allocated 2.5% of the net income or loss of the Partnership and are entitled to 2.5% of distributions. The 2.5% shall be apportioned 98% to the Managing General Partner and 2% to the Associate General Partner.

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                           FORM 10-Q -- JUNE 30, 1999


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


         The Partnership currently has one outstanding mortgage loan.


         The Partnership's mortgage note contains a provision which require the borrowers to provide current appraisals based upon certain conditions or in some cases upon request.

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

         Harborista Loan

         A $10,000,000 second mortgage loan ("the Harborista Loan") to Harborista Associates, L.P. was secured by an office building, commonly known as the Harbor Plaza, located in Boston, Massachusetts (the "Harbor Plaza"). The Harborista Loan was funded on February 13, 1989 and bore interest at the rate of 13.307% per annum, compounded monthly and was originally due to mature on December 1, 1998, at which time a balloon payment of approximately $36,000,000 would have been due and payable. Harbor Plaza was also encumbered by a first mortgage loan in the original amount of $24,475,000 held by Northwestern Mutual Life Insurance Co. ("Northwestern"). The first mortgage was due to mature on December 1, 1995, but was extended until January 1, 1999.

         During 1993 management determined that interest on the Harborista Loan should cease to accrue and that an allowance for loan losses was necessary for the entire carrying value of the Harborista Loan which amounted to $10,618,380.

         On February 9, 1999, 470 Atlantic Avenue Management Corp. ("470 Atlantic"), which had previously acquired Northwestern's first mortgage loan filed a motion for foreclosure on its mortgage.

         On March 30, 1999, the Partnership sold its interest in the Harborista Loan to 470 Atlantic for gross proceeds of approximately $1,000,000, exclusive of legal and other costs related to the transaction of approximately $200,000. Accordingly, the Partnership recorded $800,000 of recovery of loan losses with respect to the sale of this loan as of December 31, 1998.

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                           FORM 10-Q -- JUNE 30, 1999


4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)


         Twin Oak loan

         The Partnership held a $1,200,000 second mortgage on the Twin Oak property. The first mortgage on this property, which was held by an unaffiliated third party, was due to mature on July 1, 1993. However, during 1993, the mortgage loan was extended for three years until July 1, 1996. For the period between July 1996 and October 1997, the Twin Oak borrower continued to make reduced mortgage payments to the first mortgage lender in anticipation of a loan extension or modification. During October 1997, the Twin Oak borrower and its first mortgage lender formally agreed to extend the maturity date of the first mortgage until July 1, 1998. In order for the Twin Oak borrower to consummate this loan extension, the consent of the Partnership was required. The Partnership agreed to consent on the condition that the Twin Oak borrower either refinance both the first mortgage and the Partnership's mortgage on or before July 1, 1998 or give the Partnership a deed-in-lieu of foreclosure to the Twin Oak property. It was the intention of the general partners of Twin Oak to sell the property prior to the July 1, 1998 extended maturity date.

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

                           FORM 10-Q -- JUNE 30, 1999


4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Summary of mortgage activity is as follows:

                                              Six months ended                               Year ended
                                                June 30, 1999                              December 31, 1998
                              --------------------------------------------    -------------------------------------------
                               Investment       Interest                        Investment     Interest
                                 Method          Method           Total           Method        Method           Total
                              ------------    ------------    ------------    ------------   ------------    ------------
Opening balance               $    800,000    $ 16,216,033    $ 17,016,033    $       --     $ 16,616,033    $ 16,616,033
Recovery of (provision for)
   loan losses                        --              --              --           800,000      (400,000)         400,000
Payments received, net           (800,000)       (236,678)     (1,036,678)           --             --              --
                              ------------    ------------    ------------    ------------   ------------    ------------
Ending balance                $       --      $ 15,979,355    $ 15,979,355    $    800,000   $ 16,216,033    $ 17,016,033
                              ============    ============    ============    ============   ============    ============

                                                                               9

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

 4       INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         Information with respect to the Partnership's mortgage loans is as follows:

                                                                                  Original        Mortgage       Mortgage
                                 Interest     Compound                Loan        Maturity        Amount        Purchased
 Description                      Rate %       Period      Type       Date          Date          Advanced       Interest
-------------                     -------     --------     -----    ---------   -----------    ------------     ---------
 Office Building
      Harbor Plaza                 13.307      Monthly       2nd    13-Feb-89      1-Dec-98     $10,000,000      $ 23,513
      Boston, Mass (a) (e)

 Shopping Centers
      Sierra Marketplace (b) (c)   11.220      Monthly       1st    10-Feb-89     28-Feb-01       6,500,000             -
      Reno, Nevada

      Twin Oak (b) (f)             12.280     Annually       2nd     3-Apr-90      1-May-02       1,200,000             -
      Ft. Lauderdale, Florida                                                                   -----------     ---------
                                                                                                $17,700,000     $  23,513
                                                                                                ===========     =========
                                                  Interest recognized                            Carrying value
                                   Mortgage     -------------------------                 --------------------------
                                   Placement      June 30,     1998 and      Reserves/      June 30,    December 31,
 Description                         Fees          1999         Prior        Write-offs      1999           1998
-------------                     -----------   -----------  ------------   -----------   -----------   ------------
Office Building
     Harbor Plaza                 $   594,867   $      --     $      --     $      --     $      --     $    800,000
     Boston, Mass (a) (e)

Shopping Centers
     Sierra Marketplace (b) (c)       385,757          --       9,093,598          --      15,979,355     15,979,355
     Reno, Nevada

     Twin Oak (b) (f)                  71,218          --         880,460          --            --          236,678
     Ft. Lauderdale, Florida
                                  -----------   -----------  ------------   -----------   -----------   ------------
                                  $ 1,051,842   $      --     $ 9,974,058   $      --     $15,979,355   $ 17,016,033
                                  ===========   ===========   ===========   ===========   ===========   ============

                                        Contractual balance (d)
                                      -------------------------------
                                         June 30,         December 31,
 Description                               1999             1998
--------------------------------      -------------     -------------

 Office Building
      Harbor Plaza                    $           -     $  36,985,751
      Boston, Mass (a) (e)

 Shopping Centers
      Sierra Marketplace (b) (c)         20,726,433        19,600,802
      Reno, Nevada

      Twin Oak (b) (f)                            -         3,293,255
                                      -------------     -------------
      Ft. Lauderdale, Florida
                                      $ 20,726,433      $  59,879,808
                                      =============     =============


      (a)   This loan is accounted for under the investment method.
      (b)   These loans are accounted for under the interest method.
      (c) The Partnership may be entitled to additional interest in the appreciation of the property which is subordinated to a specified return to the borrower. It is unlikely that the Partnership will realize any additional interest from this loan.
      (d) Contractual balance represents the amount that would be paid by the borrower if the loan was liquidated (principal plus accrued interest earned to date).
      (e) This mortgage loan was repaid during the quarter ended March 31, 1999.
      (f)   This loan was repaid on May 5, 1999.

See notes to financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


         Liquidity and Capital Resources

         The Partnership initially invested the net proceeds of its public offering in four zero coupon first and junior mortgage loans aggregating $23,300,000. These loans are secured by properties owned principally by privately and publicly syndicated limited partnerships originally sponsored by affiliates of the general partners. The Partnership currently has an investment in one of these four mortgage loans with outstanding balances of approximately $6,500,000 in principal.

         As of June 30, 1999, the Partnership had working capital reserves of approximately $4,049,000, Working capital reserves are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership.

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

         On March 30, 1999, the Partnership sold its interest in the Harborista Loan to the holder of the first mortgage on Harbor Plaza for gross proceeds of approximately $1,000,000, exclusive of legal and other costs related to the transaction of approximately $200,000. As of December 31, 1998, the Partnership recorded $800,000 of recovery of loan losses with respect to this sale.

         Results of operations

         Net income increased for the three and six month periods ended June 30, 1999 as compared to the same periods in 1998. The increase was principally due to an increase in other income as a result of increased transfer fee income and an increase in short-term investment interest resulting from larger cash balances available for short term investment as well as a decrease in general and administrative expenses.

         Costs and expenses decreased for the three and six month periods ended June 30, 1999 as compared to the same period in 1998 primarily due to a decrease in legal expenses.

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

         Because this assessment is ongoing, the total cost of bringing all systems and equipment into Year 2000 compliance has not been fully quantified. Based upon available information, NorthStar Presidio does not believe that these costs will have a material adverse effect on the Partnership's business, financial condition or results. However, it is possible that there could be adverse consequences to the Partnership as a result of Year 2000 issues that are outside the Partnership's control.
                                                                              12

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



                                        RESOURCES ACCRUED MORTGAGE
                                        INVESTORS 2 L.P.

                                        By:      RAM Funding, Inc.
                                                 Managing General Partner


                                        By:      /s/ Allan B. Rothschild
                                                 -------------------------------
                                                 Allan B. Rothschild
                                                 President




                                        By:      /s/ Lawrence Schachter
                                                 -------------------------------
                                                 Lawrence R. Schachter
                                                 Senior Vice President and Chief
                                                   Financial Officer




Dated:     August 11, 1999