Form 10-Q
period 1999-09-30
RESOURCES ACCRUED MORTGAGE INVESTORS 2 LP
filed 1999-11-15
CIK 804671

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

                For the quarterly period ended September 30, 1999

                         Commission file number 0-16856

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                       13-3368726
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

           Cambridge Center, 9th Floor, Cambridge Massachusetts 02142
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (617) 234-3000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

             411 West Putnam Avenue, Suite 270, Greenwich, CT 06830
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X        No
                                     -----         -----

================================================================================

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                         FORM 10-Q - SEPTEMBER 30, 1999

                                      INDEX

PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - September 30, 1999 and December 31, 1998 .........................................1

         STATEMENTS OF OPERATIONS - For the three months ended September 30, 1999 and 1998 and for the nine months ended September 30, 1999 and 1998 ....................................2

         STATEMENT OF PARTNERS' EQUITY - For the nine months ended
              September 30, 1999 ...........................................................................3

         STATEMENTS OF CASH FLOWS - For the nine months ended
              September 30, 1999 and 1998 ..................................................................4

         NOTES TO FINANCIAL STATEMENTS ..................................................................5-10

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS ......................................................11-12

PART II - OTHER INFORMATION

    ITEM 1 - LEGAL PROCEEDINGS ............................................................................13

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K .............................................................13

SIGNATURES.................................................................................................14

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                                 BALANCE SHEETS

                                                                                       September 30,        December 31,
                                                                                           1999                 1998
                                                                                           ----                 ----
ASSETS

     Investments in mortgage loans (net of allowance for loan losses of $0 and
         $11,733,380) at September 30, 1999
         and December 31, 1998, respectively                                            $15,979,355          $17,016,033
     Cash and cash equivalents                                                            4,152,430            2,992,413
     Other receivable                                                                           564               10,761
                                                                                        -----------          -----------

                                                                                        $20,132,349          $20,019,207
                                                                                        ===========          ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Accounts payable and accrued expenses                                              $    80,892          $    94,992

Commitments and contingencies

Partners' equity
     Limited partners' equity (187,919 units
         issued and outstanding)                                                         19,550,196           19,426,135
     General partners' equity                                                               501,261              498,080
                                                                                        -----------          -----------

            Total partners' equity                                                       20,051,457           19,924,215
                                                                                        -----------          -----------

                                                                                        $20,132,349          $20,019,207
                                                                                        ===========          ===========

See notes to financial statements.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                              STATEMENTS OF INCOME

                                                            For the three months ended              For the nine months ended
                                                                   September 30,                          September 30,
                                                           -----------------------------           -----------------------------
                                                             1999                1998                1999                1998
                                                             ----                ----                ----                ----
Revenues
     Short term investment interest                        $  47,582           $  38,739           $ 122,473           $ 112,343
     Other income                                              5,540               5,300              75,380              16,300
                                                           ---------           ---------           ---------           ---------

                                                              53,122              44,039             197,853             128,643
                                                           ---------           ---------           ---------           ---------

Costs and expenses
     General and administrative expenses                      29,610              21,936              70,611              71,955
     Allowance for loan losses                                     -             300,000                   -             300,000
                                                           ---------           ---------           ---------           ---------

                                                              29,610             321,936              70,611             371,955
                                                           ---------           ---------           ---------           ---------

Net income (loss)                                          $  23,512           $(277,897)          $ 127,242           $(243,312)
                                                           =========           =========           =========           =========

Net income (loss) attributable to
     Limited partners                                      $  22,924           $(270,950)          $ 124,061           $(237,230)
     General partners                                            588              (6,947)              3,181              (6,082)
                                                           ---------           ---------           ---------           ---------

                                                           $  23,512           $(277,897)          $ 127,242           $(243,312)
                                                           =========           =========           =========           =========

Net income (loss) per unit of limited partnership
     interest (187,919 units outstanding)                  $     .12           $   (1.44)          $     .66           $   (1.26)
                                                           =========           =========           =========           =========

See notes to financial statements.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          STATEMENT OF PARTNERS' EQUITY

                                                General              Limited               Total
                                               Partners'            Partners'            Partners'
                                                Equity               Equity               Equity
                                              -----------          -----------          -----------
Balance, January 1, 1999                      $   498,080          $19,426,135          $19,924,215

Net income for the nine months ended
      September 30, 1999                            3,181              124,061              127,242
                                              -----------          -----------          -----------

Balance, September 30, 1999                   $   501,261          $19,550,196          $20,051,457
                                              ===========          ===========          ===========

See notes to financial statements.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                            STATEMENTS OF CASH FLOWS

                                                                         For the nine months ended
                                                                               September 30,
                                                                     ---------------------------------
                                                                        1999                  1998
                                                                        ----                  ----
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income (loss)                                               $   127,242           $  (243,312)

     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities
            Provision for loan losses                                          -               300,000

     Changes in assets and liabilities
         Other receivable                                                 10,197                (5,159)
         Accounts payable and accrued expenses                           (14,100)               (7,649)
                                                                     -----------           -----------

            Net cash provided by operating activities                    123,339                43,880
                                                                     -----------           -----------

Cash flows from investing activities
     Payments received from sale of mortgage loan, net                   800,000                     -
     Mortgage loan payments received                                     236,678                     -
                                                                     -----------           -----------

            Net cash provided by investing activities                  1,036,678                     -
                                                                     -----------           -----------


Net increase in cash and cash equivalents                              1,160,017                43,880

Cash and cash equivalents, beginning of period                         2,992,413             2,908,425
                                                                     -----------           -----------

Cash and cash equivalents, end of period                             $ 4,152,430           $ 2,952,305
                                                                     ===========           ===========


See notes to financial statements.

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                         FORM 10-Q - SEPTEMBER 30, 1999

1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investors 2 L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Investments in mortgage loans

         The Partnership principally invested in zero coupon senior and junior mortgage loans on properties owned or acquired by limited partnerships originally sponsored by affiliates of the General Partners. Certain of these loans generally contain provisions whereby the Partnership may be entitled to additional interest represented by participation in the appreciation of the underlying property.

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

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                         FORM 10-Q - SEPTEMBER 30, 1999

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Investments in mortgage loans (continued)

             Interest method

             Under this method of accounting, the Partnership recognizes revenue as interest income over the term of the mortgage loan so as to produce a constant periodic rate of return. Interest income will not be recognized as revenue during periods where there are concerns about the ultimate realization of the interest or loan principal.

         Allowance for loan losses

         An allowance for loan losses is established based upon a periodic review of each of the mortgage loans in the Partnership's portfolio. In performing this review, management considers the estimated fair value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of fair value is based upon projections of future economic events, the amounts ultimately realized at disposition may differ materially from the carrying value as of September 30, 1999. The Partnership may provide for additional losses in subsequent periods and such provisions could be material.

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

         Presidio entered into a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar. Under the terms of the management agreement, NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the nine months ended September 30, 1999 and 1998 reimbursable expenses due to NorthStar Presidio from the Partnership amounted to $8,181 and $1,000, respectively.

         On October 21, 1999, Presidio entered into a new Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership.

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                         FORM 10-Q - SEPTEMBER 30, 1999

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         As a result of this agreement, the Agent has the duty to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Partnership's Agreement of Limited Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to sell or acquire an asset or file for bankruptcy.

         In order to facilitate the provision by the Agent of the asset management services and the investor relation services, effective October 25,1999, the officers and directors of the General Partner resigned and nominees of the Agent were elected as the officers and directors of the General Partner. The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partner does not believe that this transaction will have a material effect on the operations of the Partnership.

         As of September 30, 1999, an affiliate of Presidio has acquired 17,385 units of limited partnership interest of the Partnership. These units represent 9.3% of the issued and outstanding limited partnership units.

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

         The Partnership's mortgage note contains a provision which requires the borrowers to provide current appraisals based upon certain conditions or in some cases upon request.

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

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                         FORM 10-Q - SEPTEMBER 30, 1999

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         Harborista Loan

         A $10,000,000 second mortgage loan (`the Harborista Loan") to Harborista Associates, L.P. was secured by an office building, commonly known as the Harbor Plaza, located in Boston, Massachusetts (the "Harbor Plaza"). The Harborista Loan was funded on February 13, 1989 and mature on December 1, 1998, at which time a balloon payment of approximately $36,000,000 would have been due and payable. Harbor Plaza was also encumbered by a first mortgage loan in the original amount of $24,475,000 held by Northwestern Mutual Life Insurance Co. ("Northwestern"). The first mortgage was due to mature on December 1, 1995, but was extended until January 1, 1999.

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

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                         FORM 10-Q - SEPTEMBER 30, 1999

5        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

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


         Summary of mortgage activity is as follows:

                                                   Nine months ended                                   Year ended
                                                  September 30, 1999                                December 31, 1998
                                         ------------------------------------------   ---------------------------------------------
                                          Investment      Interest                     Investment       Interest
                                            Method        Method           Total         Method          Method           Total
                                            ------        ------           -----         ------          ------           -----
         Opening balance                 $    800,000   $ 16,216,033   $ 17,016,033   $          -    $ 16,616,033     $ 16,616,033
         Recovery of (provision for)
            loan losses                             -              -              -        800,000        (400,000)         400,000
         Payments received, net              (800,000)      (236,678)    (1,036,678)             -               -                -
                                         ------------   ------------   ------------   ------------    ------------     ------------

         Ending balance                  $          -   $ 15,979,355   $ 15,979,355   $    800,000    $ 16,216,033     $ 17,016,033
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

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         Information with respect to the Partnership's mortgage loans is as follows:

                                                                                          Original        Mortgage        Mortgage
                                    Interest      Compound                  Loan          Maturity         Amount         Purchased
Description                          Rate %        Period       Type        Date            Date          Advanced        Interest
-----------                          ------        ------       ----        ----            ----          --------        --------
Office Building
      Harbor Plaza                    13.307      Monthly       2nd       13-Feb-89        1-Dec-98     $10,000,000        $ 23,513
      Boston, Mass (a) (e)

Shopping Centers
      Sierra Marketplace (b) (c)      11.220      Monthly       1st       10-Feb-89       28-Feb-01       6,500,000               -
      Reno, Nevada

      Twin Oak (b) (f)                12.280      Annually      2nd        3-Apr-90        1-May-02      1,200,000                -
                                                                                                        -----------        --------
      Ft. Lauderdale, Florida
                                                                                                        $17,700,000        $ 23,513
                                                                                                        ===========        ========
                                                        Interest recognized                                Carrying value
                                     Mortgage       ---------------------------                    ------------------------------
                                     Placement      September 30,      1998 and       Reserves/    September 30,     December 31,
Description                            Fees             1999            Prior        Write-offs        1999             1998
-----------                            ----             ----            -----        ----------        ----             ----
Office Building
      Harbor Plaza                  $   594,867      $        -     $         -      $         -     $         -     $   800,000
      Boston, Mass (a) (e)

Shopping Centers
      Sierra Marketplace (b) (c)        385,757               -       9,093,598                -      15,979,355      15,979,355
      Reno, Nevada

      Twin Oak (b) (f)                   71,218               -         880,460                -               -         236,678
                                    -----------      ----------     -----------      -----------     -----------     -----------
      Ft. Lauderdale, Florida
                                    $ 1,051,842      $        -     $ 9,974,058      $         -     $15,979,355     $17,016,033
                                    ===========      ==========     ===========      ===========     ===========     ===========

                                      Contractual balance (d)
                                   ------------------------------
                                   September 30,     December 31,
Description                            1999             1998
-------------                           ----            ----

Office Building
      Harbor Plaza                  $         -      $36,985,751
      Boston, Mass (a) (e)

Shopping Centers
      Sierra Marketplace (b) (c)     21,313,263       19,600,802
      Reno, Nevada

      Twin Oak (b) (f)                        -        3,293,255
                                    -----------        ---------
      Ft. Lauderdale, Florida
                                    $21,313,263      $59,879,808
                                    ===========      ===========

(a)  This loan was accounted for under the investment method.
(b)  These loans are accounted for under the interest method.
(c) The Partnership may be entitled to additional interest in the appreciation of the property which is subordinated to a specified return to the borrower. It is unlikely that the Partnership will realize any additional interest from this loan.
(d) Contractual balance represents the amount that would be paid by the borrower if the loan was liquidated (principal plus accrued interest earned to date).
(e)  This mortgage loan was sold during the quarter ended March 31, 1999.
(f)  This loan was repaid on May 5, 1999.

See notes to financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         The Partnership initially invested the net proceeds of its public offering in four zero coupon first and junior mortgage loans aggregating $23,300,000. These loans are secured by properties owned principally by privately and publicly syndicated limited partnerships originally sponsored by affiliates of the general partners. The Partnership currently has an investment in one of these four mortgage loans with an outstanding balance of approximately $6,500,000 in principal.

         As of September 30, 1999, the Partnership had working capital reserves of approximately $4,072,000. Working capital reserves are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership.

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

         Results of operations

         Net income increased for the three and nine month periods ended September 30, 1999 as compared to the same periods in 1998 principally due to no provision for loan losses required in the 1999 period compared with a provision for loan losses recorded on the Twin Oak loan in the 1998 period. Revenues increased for the three and nine month periods ended September 30, 1999 as compared to the same periods in 1998 principally due an increase in short term investment interest resulting from larger cash balances available for short term investment and an increase in other income resulting from an increase in transfer fee income.

         Costs and expenses decreased for the three and nine month periods ended September 30, 1999, as compared to the same periods in 1998 principally due to no provision for loan losses required in the 1999 period compared with a provision for loan losses recorded on the Twin Oak loan in the 1998 period. General and administrative expenses increased for the three month period ended September 30, 1999 as compared to the same period in 1998 due to increased investor relations and payroll expenses partially offset by a decrease in accounting expenses.

         Inflation has not had a material effect on the Partnership's recent operations or financial condition and is not expected to have a material effect in the future.

         Year 2000 compliance

         The Year 2000 compliance issue concerns the inability of computerized information systems and programs to accurately calculate, store or use a date after December 31, 1999, as a result of the year being stored as a two digit number. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         During the third quarter of 1999, the General Partner and its affiliates completed their assessment of computer systems used in connection with the management of the Partnership. The General Partner and its affiliates have completed upgrading those systems where required. The Partnership has to date not borne, nor is it expected that the Partnership will bear, any significant costs in connection with the upgrade of those systems requiring remediation.

         To date, the General Partner is not aware of any external agent or service provider with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents and service providers will be Year 2000 compliant. The General Partner does not believe that the inability of external agents or service providers to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

(a)      None.


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

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


                                  RESOURCES ACCRUED MORTGAGE
                                  INVESTORS 2 L.P.


                                  By: RAM Funding, Inc.
                                      Managing General Partner


                                  By: /s/ Allan Rothschild
                                      ------------------------------------------
                                      Allan Rothschild
                                      Duly Authorized Signer

                                  By: /s/ Lawrence Schachter
                                      ------------------------------------------
                                      Lawrence Schachter
                                      Principal Financial and Accounting Officer


Dated: November 11, 1999