Form 10-K
period 1999-12-31
RESOURCES ACCRUED MORTGAGE INVESTORS 2 LP
filed 2000-04-14
CIK 804671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended                                        Commission File
December 31, 1999                                                 Number 0-16856


                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)


     Delaware                                                    13-3368726
-----------------------                                    ---------------------
(State or other jurisdiction                                    (IRS Employer
 of incorporation or organization)                          Identification No.)


5 Cambridge Center 9th Floor, Cambridge, MA                            02142
-------------------------------------------                         ----------
 (Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code                617-234-3000
                                                              ------------------


           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST

      Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                           YES    X           NO

      There is no public market for the Limited Partnership Units. Accordingly, information with respect to the aggregate market value of Limited Partnership Units held by non-affiliates of Registrant has not been supplied.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

                       Documents Incorporated by Reference

                                      None

Exhibit Index:  page 33

PART I

Item 1.  Business

General

Resources Accrued Mortgage Investors 2, L.P. (the "Registrant"), formerly Resources Accrued Mortgage Investors L.P. - Series 87 and Resources Accrued Mortgage Investors L.P. - Series 88, was organized as a Delaware limited partnership on August 14, 1986. The general partners of the Registrant are RAM Funding Inc. (the "Managing General Partner"), and Presidio AGP Corp. (the "Associate General Partner"). The Associate General Partner and the Managing General Partner are collectively referred to herein as the "General Partners". The General Partners are all ultimately wholly-owned subsidiaries of Presidio Capital Corporation, a British Virgin Islands corporation ("Presidio"). See "Management/Employees" below.

In 1988, the Registrant sold, pursuant to a registration statement filed with the Securities Exchange Commission, 187,919 units of limited partnership interest (the "Units") for gross proceeds aggregating $46,979,750. Pursuant to the terms of the Registrant's partnership agreement, any subscription proceeds not invested by April 12, 1990 where required to be returned to the investors. At April 12, 1990, the Registrant had not invested $18,405,847 of the original gross proceeds. Accordingly, such amount was returned to the investors.

The principal business of the Registrant is and has been to invest primarily in "zero coupon" first and junior mortgage loans ("Mortgage Loans") on properties owned or acquired principally by privately and publicly syndicated limited partnerships originally sponsored by affiliates of Integrated Resources, Inc. ("Integrated"), the original owner of the Managing General Partner. The Mortgage Loans had original terms of approximately twelve years with all interest and principal due and payable at the maturity or prepayment of the Mortgage Loan. See "Investments of Registrant" below.

Management/Employees

Registrant does not have any employees. The business of the Registrant is managed by the General Partners, their affiliates and agents. Through November 2, 1994, the Managing General Partner was a wholly-owned subsidiary of Integrated. On November 3, 1994, as a result of the consummation of the reorganization plan relating to Integrated's bankruptcy, indirect ownership of the Managing General Partner and the Corporate General Partner was purchased by Presidio. Further, on February 28, 1995, the Associate General Partner replaced Z Square G Partners II as the associate general partner of Registrant. As a result, all of the General Partners became ultimately wholly-owned by Presidio. Presidio, in turn, is controlled by NorthStar Capital Investment Corp., a Maryland corporation ("NorthStar").

Presidio previously retained Wexford Management LLC ("Wexford") to provide consulting and administrative services to Presidio and its affiliates, including the General Partners and Registrant. The agreement with Wexford expired on May 3, 1998 at which time Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio provided the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates.

On October 21, 1999, Presidio entered into a Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to Registrant and other entities affiliated with Registrant.

As a result of this agreement, the Agent has the duty to direct the day to day affairs of Registrant, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Registrant's assets, preparation of all reports, maintaining records and maintaining bank accounts of Registrant. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Limited Partnership Agreement to, among other things, cause Registrant to sell or acquire an asset or file for bankruptcy protection.

In order to facilitate the Agent's provision of the asset management services and the investor relation services, effective October 25, 1999, the officers and directors of the General Partners resigned and nominees of the Agent were elected as the officers and directors of the General Partners. The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partners do not believe this transaction will have a material effect on the operations of Registrant.

Investments of Registrant

Registrant originally invested 100% of the non-returned portion of its net proceeds in four Mortgage Loans in the original amount of $23,323,513, including interest of $23,513, one of which is still outstanding at December 31, 1999. In June 1992, the senior mortgage lender on one of Registrant's investments, the Promenade Loan, foreclosed on the property securing its loan and Registrant lost its entire investment. During 1999, Registrant received proceeds in settlement of the Harborista and Twin Oak loans. As of March 1, 2000, Registrant had an investment in one remaining Mortgage Loan in the original amount of $6,500,000. All interest and principal is due and payable at maturity and there are no current payments due. Following is a description of the status of Registrant's investments:

For the years ended December 31, 1999, 1998 and 1997, the percentage of Registrant's revenue attributable to interest on short-term investments was 67.85%, 86.16% and 88.0%, respectively.

      a.    Sierra Marketplace Loan

On February 10, 1989, Registrant made a $6,500,000 first Mortgage Loan (the "Sierra Loan") to High Cash Partners, L.P. (the "Sierra Borrower"), a public limited partnership originally sponsored by Integrated. The Sierra Loan is secured by a shopping center commonly known as the Sierra Marketplace located in Reno, Nevada (the "Sierra Property"). The Sierra Property consists of approximately 233,000 square feet of net rentable area. The shopping center occupies 18.67 acres, consisting of two main buildings and three anchor tenant buildings with surface parking for 1,184 automobiles.

The Sierra Loan bears interest at a rate of 11.22% per annum, compounded monthly and is due on February 28, 2001, at which time a balloon payment of $24,966,653, together with additional interest (as described below) if any, will be due and payable. Under the terms of the Sierra Loan, the Sierra Borrower must provide, on request, a current appraisal of the Sierra Property. If the sum of (i) the principal balance of the Sierra Loan plus all other then outstanding indebtedness secured by the Sierra Property plus (ii) all accrued and unpaid interest in excess of 5% per annum of the principal balance of such mortgages, exceed 85% of the current appraised value, the Sierra Borrower shall be immediately obligated to pay such excess. In the event that such excess becomes due, the Sierra Borrower may not have sufficient liquidity to satisfy its obligation to Registrant. The Sierra Borrower could be forced to sell its property or seek other relief, including protection under the bankruptcy laws. In 1997, the Managing General Partner prepared a valuation of the Property and based on that valuation, no additional amounts are presently due. However, it appears likely that the Sierra loan could accrue to a value in excess of the property's market value.

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

During the first quarter of 1997, the Sierra Borrower wrote the Sierra Property down on its books to what its management believed to be its estimated fair market value of $15,875,000. The Managing General Partner performed its own evaluation and determined that this estimate was a fair representation of the property value at that time. The balance of the Sierra Loan at December 31, 1996 was approximately $15,979,000 and it was unlikely that any additional interest accrued on the Sierra Loan would ultimately be recovered from the value of the underlying property. Consequently, as of January 1, 1997, Registrant ceased accruing interest on the Sierra Loan.

The total amount, including fees, allocated to the Sierra Loan from the gross proceeds of Registrant's offering was $7,715,134 including payment to the Managing General Partner of a mortgage placement fee of $385,757.

      b.    Harborista Loan

On February 13, 1989, Registrant made a second Mortgage Loan (the "Harborista Loan") to Harborista Associates L.P. (the "Harborista Borrower"), a private limited partnership originally sponsored by Integrated, in the original principal amount of $10,000,000. The Harborista Loan was secured by an office building commonly known as the Harbor Plaza, located in Boston, Massachusetts ("Harbor Plaza"). Harbor Plaza consists of a 13-story office building on .88 acres containing approximately 334,000 square feet of rentable space, located in the Fort Point Channel section of downtown Boston. Harbor Plaza was 100% leased pursuant to a master net lease (the "Master Lease") which, subject to a right of early termination by the Harborista Borrower, expired on November 30, 1998. On March 30, 1999, Registrant sold its interest in the Harborista Loan for net proceeds of approximately $800,000.

The Harborista Loan bore interest at a rate of 13.307% per annum, compounded monthly and was originally due on December 1, 1998 at which time a balloon payment of $36,568,146 would have been payable.

The total amount, including fees, allocated to the loan from the gross proceeds of Registrant's offering was $11,897,345 including payment to the Managing General Partner of a mortgage placement fee of $594,867.

During 1993, management determined that interest on the Harborista Loan should cease to accrue and that an allowance for loan losses was necessary for the entire carrying value of the Harborista Loan which, at that time, was $10,618,380.

Harbor Plaza was also encumbered by a first mortgage loan (the "First Mortgage") in the original amount of $24,475,000. The First Mortgage was due to mature on December 1, 1995, but was extended until January 1, 1999. On February 9, 1999, the holder of the First Mortgage filed a motion for foreclosure of the First Mortgage and a foreclosure sale was scheduled to be held in March 1999.

During the latter part of 1998 and continuing into 1999 Registrant attempted to arrange for financing in order to satisfy the First Mortgage and protect Registrant's interest in Harbor Plaza. Registrant was unable to obtain financing and, on March 29, 1999, Registrant sold its interest in the Harborista Loan to the holder of the First Mortgage for gross proceeds of $1,000,000, exclusive of legal and other costs related to the transaction of approximately $200,000.

Following its acquisition of the Harborista Loan, the holder of the First Mortgage foreclosed on its interests in the two mortgages and acquired Harbor Plaza. On March 29, 1999, the holder of the First Mortgage entered into an agreement with Charbird Enterprises LLC ("Charbird"), an affiliate of Northstar and the General Partners, for the performance of services in connection with the marketing of Harbor Plaza. Charbird assigned to Northstar its right to receive a substantial portion of amounts paid under the agreement and Northstar agreed to indemnify Charbird for any liabilities under the agreement. Harbor Plaza was sold in December 1999 for approximately $50,500,000. Charbird received a fee of $14,050,884 under the agreement, $12,645,796 of which was paid to Northstar.

      c.    Twin Oak Loan

Registrant held a $1,200,000 second Mortgage Loan (the "Twin Oak Loan") made to Twin Oak Plaza Associates (the "Twin Oak Borrower"), a limited partnership originally sponsored by Integrated, which was secured by the Twin Oak Shopping Center, located in Fort Lauderdale, Florida (the "Twin Oak Property"). The Twin Oak Property is a 113,217 square foot community retail shopping center which includes a 15,000 square foot addition built by the Twin Oak Borrower.

The Twin Oak Property was also encumbered by a first mortgage in the original amount of $4,250,000, held by Southern Life Assurance Company (the "Southern Life Mortgage"). The Southern Life Mortgage bore interest at a rate of 10% per annum plus contingent interest, and was payable in 119 equal monthly installments of $36,550. The maturity date of the Southern Life Mortgage, originally July 1, 1993, was extended by three years to July 1, 1996. The terms and conditions of the extension were essentially the same as the original loan. During October 1997, the Twin Oak borrower and its first mortgage lender formally agreed to extend the maturity date to July 1, 1998. It was the intention of the Twin Oak General Partners to sell the property prior to the July 1, 1998 extended maturity date.

During the year ended 1996, a provision of loan losses of $1,515,0000 was recorded on the Twin Oak loan. A $400,000 allowance for loan losses was recorded during 1998 to reduce the carrying value of the loan to the estimated amount anticipated to be received by the Partnership under the terms outlined in this new contract.

The property was marketed for sale during the first and second quarters of 1998, and Twin Oak entered into a formal contract of sale ("Contract #1") in May of 1998. The purchaser failed to perform on Contract #1 in August of 1998. The property was again marketed for sale. During this period, the Southern Life Mortgage matured on July 1, and was not repaid. On October 20, 1998, a formal agreement was executed in which the first mortgage lender again agreed to extend the maturity of the loan to July 1, 1999 in exchange for a modification to the interest rate and payment of an extension fee. On October 15, 1998, a new contract for sale was executed.

On March 1, 1999, the Twin Oak Property was sold for a gross purchase price of approximately $4,150,000 (subject to customary adjustments at closing). The Twin Oak Borrower used the proceeds from the sale to repay the first mortgage to Southern Life Mortgage and on May 5, 1999, Registrant received approximately $237,000 representing the carrying value of the Twin Oak Loan. During December, 1999, Registrant received an additional $99,156 representing residual proceeds from the Twin Oak sale and recorded such amount as additional loan loss recovery in 1999.


Item 2.  Properties

None.


Item 3.     Legal Proceedings

None.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant's Securities and Related Security Holder
         Matters

There is no established public trading market for the Units of Registrant.

There are restrictions set forth in the Partnership Agreement, which may limit the ability of a limited partner to transfer units. Such restrictions could impair the ability of a limited partner to liquidate its investment in the event of an emergency or for any other reason.

As of March 1, 2000 there were approximately 3,556 holders of Units of Registrant, owning an aggregate of 187,919 Units (including Units held by the initial limited partner).

There are no material legal restrictions set forth in the Partnership Agreement upon Registrant's present or future ability to make distributions. No distributions were made in 1999, 1998 and 1997. No distributions from cash flow are anticipated to be made in as much as all payments due from borrowers under the Mortgage Loans are deferred and payable upon maturity or prepayment of the respective Mortgage Loans. Where deemed appropriate, the Managing General Partner will consider accepting prepayments on a negotiated basis.

Item 6.  Selected Financial Data.

                                                            Year ended December 31,
                      ------------------------------------------------------------------------------------------------
                            1999                1998                 1997               1996                1995
                      ----------------    ----------------    ----------------    ----------------    ----------------

Revenues              $        256,051    $        168,888    $        165,064    $      1,794,213    $      1,946,240

Net Income            $        264,554    $        481,315(2) $         72,682    $        123,888(1) $      1,765,545

Net Income
  Per Unit            $           1.37    $           2.5 (2) $            .38    $            .64(1) $           9.16

Total Assets          $     20,288,723    $     20,019,207    $     19,537,040    $     19,501,016    $     19,346,908

Total Partner's
Equity                $     20,188,769    $     19,924,215    $      19,442,900   $     19,370,218    $     19,246,300


(1)   Net of provision for loan losses of $1,515,000 or $7.86 per Unit.
(2) Net of provision for loan losses of $400,000 or $2.08 per Unit on the Twin Oak loan and recovery of loan losses of $800,000 or $4.15 per unit on the Harborista loan.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

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

On March 1, 1999, the Twin Oak Property was sold for a gross purchase price of approximately $4,150,000 (subject to customary adjustments at closing). The Twin Oak Borrower used the proceeds from the sale to repay the first mortgage to Southern Life Mortgage on May 5, 1999, Registrant received approximately $237,000 representing the carrying value of the Twin Oak Loan.

On March 30, 1999, Registrant sold its interest in the Harborista Loan to 470 Atlantic for gross proceeds of approximately $1,000,000, exclusive of legal and other costs related to the transaction of approximately $200,000. Accordingly, Registrant recorded $800,000 of recovery of loan losses with respect to the sale of this loan as of December 31, 1998.

Registrant had $4,276,843 of cash and cash equivalents at December 31, 1999, compared to $2,992,413 at December 31, 1998. The $1,284,430 increase in cash and cash equivalents at December 31, 1999 compared to December 31, 1998 was due to $148,596 of cash provided by operations and $1,135,834 of cash provided by investing activities. Cash provided by investing activities included $800,000 from the sale of the Harborista Loan and $335,834 from the repayment of the Twin Oak Loan.

Registrant uses working capital reserves provided from the proceeds of its public offering and subsequent settlement amounts, and interest earned thereon as its primary measure of liquidity. Registrant did not anticipate making any distributions from cash flow during its first 8 to 12 years of operations, or until such time as the Mortgage Loans mature or are prepaid. Working capital reserves are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of Registrant. As of December 31, 1999, Registrant had net working capital reserves of approximately $4,209,000.

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

Allowance for Loan Losses

An allowance for loan losses is established based upon a periodic review of each of the mortgage loans in Registrant's portfolio. In performing the review, management considers the estimated net realizable value of the property or collateral as well as other factors, such as the current occupancy, the amount and status of senior debt, if any, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projection of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying values as of December 31, 1999.

A $300,000 allowance for loan losses was recorded on the Twin Oak Loan for the quarter ended September 30, 1998 and an additional $100,000 allowance for loan losses was recorded at December 31, 1998 to reduce the carrying value of the loan to approximately $237,000, which was the amount received by Registrant.

The allowance is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions. Registrant may provide additional losses in subsequent years and such provisions could be material.

Year 2000 compliance

The Year 2000 compliance issue concerns the inability of computerized information systems and programs to accurately calculate, store or use a date after December 31, 1999, as a result of the year being stored as a two digit number. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Registrant is dependent upon the General Partner and its affiliates for management and administrative services.

During the third quarter of 1999, the General Partner and its affiliates completed their assessment of computer systems used in connection with the management of Registrant. The General Partner and its affiliates have completed upgrading those systems where required. Registrant has to date not borne, nor is it expected that Registrant will bear, any significant costs in connection with the upgrade of those systems requiring remediation.

Results of Operations

1999 as compared to 1998

Registrant generated net income of $264,554 for the year ended December 31, 1999, as compared to net income of $481,315 for the year ended December 31, 1998. The decrease in net income was due primarily to 1998 result including $400,000 of net loan loss recovery.

Revenues increased in 1999 to $256,051 from 168,888 in 1998 or an increase of $87,163. The increase was the results of increased investment interest of $28,218 and other income increase of $58,945.

General and administrative expenses remained relatively constant in 1999 at $90,653 compared to $87,573 in 1998 or an increase of $3,080.

Recovery of loan losses in 1999 was $95,156 from the Twin Oaks property sale compared to $800,000 in 1998 from the Harborista loan sale. The decrease from 1998 was partially offset by 1998 incurring $400,000 of loan losses for the Twin Oaks loan in 1998.

1998 as compared to 1997

Net income increased for the year ended December 31, 1998 compared to 1997. The increase was primarily due to the recognition of recovery of loan losses recorded on the second mortgage loan relating to the Harborista Loan and a slight decrease in general and administrative expenses offset by the additional provisions for loan losses recorded on the second mortgage relating to the Twin Oak Loan.

Revenue increased slightly in 1998 as compared to the same period in 1997 primarily due to an increase in other income.

Costs and expenses decreased for the year ended December 31, 1998 as compared to the year ended December 31, 1997. The decrease was due to the recovery of loan losses recorded on the Harborista loan and a slight decrease in general and administrative expenses offset by the provisions for loan losses recorded in 1998 on the Twin Oak Loan, while no allowance was recorded in 1997. General and administrative expenses decreased primarily due to a decrease in legal and investor relations cost.

Item 7a. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 8.  Financial Statements and Supplementary Data

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                      INDEX

                                                                     Page
                                                                    Number

Independent Auditor's Report                                        F - 1

Financial Statements - Years ended
  December 31, 1999, 1998 and 1997


     Balance sheets                                                 F - 2

     Statements of income                                           F - 3

     Statement of partners' equity                                  F - 4

     Statements of cash flows                                       F - 5

     Notes to financial statements                          F - 6 through F - 15



All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

To the Partners of
Resources Accrued Mortgage Investors 2 L.P.
Cambridge, Massachusetts

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Resources Accrued Mortgage Investors 2 L.P. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resources Accrued Mortgage Investors 2 L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.





/s/  Hays & Company

March 15, 2000
New York, New York

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                                 BALANCE SHEETS

                                                                                             December 31,
                                                                                    ------------------------------
                                                                                        1999              1998
                                                                                    -------------    -------------

ASSETS

     Investments in mortgage loans (net of allowance
         for loan losses of $11,733,380 at December 31, 1998                        $  15,979,355    $  17,016,033
     Cash and cash equivalents                                                          4,276,843        2,992,413
     Other receivables                                                                     32,525           10,761
                                                                                    -------------    -------------

                                                                                    $  20,288,723    $  20,019,207
                                                                                    =============    =============

LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Accounts payable and accrued expenses                                          $      99,954    $      94,992
                                                                                    -------------    -------------


Commitments and contingencies (Notes 3, 4 and 5)

Partners' equity
     Limited partners' equity (187,919 units issued
         and outstanding)                                                              19,684,075       19,426,135
     General partners' equity                                                             504,694          498,080
                                                                                    -------------    -------------

         Total partners' equity                                                        20,188,769       19,924,215
                                                                                    -------------    -------------

                                                                                    $  20,288,723    $  20,019,207
                                                                                    =============    =============



See Notes to financial statements.
                                      F-2

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                              STATEMENTS OF INCOME

                                                                                 Year ended December 31,
                                                                     ----------------------------------------------

                                                                        1999              1998              1997
                                                                     ----------        ----------        ----------

Revenues
     Short-term investment interest                                  $  173,731        $  145,513        $  145,249
     Other income, principally transfer fees                             82,320            23,375            19,815
                                                                     ----------        ----------        ----------

                                                                        256,051           168,888           165,064
                                                                     ----------        ----------        ----------
Costs and expenses
     General and administrative expenses                                 90,653            87,573            92,382
     Recovery of loan losses                                            (99,156)         (800,000)             -
     Provision for loan losses                                             -              400,000              -
                                                                     ----------        ----------        ----------

                                                                         (8,503)         (312,427)           92,382
                                                                     ----------        ----------        ----------

Net income                                                           $  264,554        $  481,315        $   72,682
                                                                     ==========        ==========        ==========


Net income attributable to
     Limited partners                                                $  257,940        $  469,282        $   70,865
     General partners                                                     6,614            12,033             1,817
                                                                     ----------        ----------        ----------

                                                                     $  264,554        $  481,315        $   72,682
                                                                     ==========        ==========        ==========

Net income per unit of limited partnership
     interest (187,919 units outstanding)                            $     1.37        $     2.50        $      .38
                                                                     ==========        ==========        ==========



See Notes to financial statements.
                                      F-3

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          STATEMENT OF PARTNERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


                                                                      General           Limited             Total
                                                                     Partners'         Partners'          Partners'
                                                                      Equity            Equity             Equity
                                                                   ------------      ------------       ------------

 Balance, January 1, 1997                                          $    484,230      $ 18,885,988       $ 19,370,218

 Net income - 1997                                                        1,817            70,865             72,682
                                                                   ------------      ------------       ------------

 Balance, December 31, 1997                                             486,047        18,956,853         19,442,900

 Net income - 1998                                                       12,033           469,282            481,315
                                                                   ------------      ------------       ------------

 Balance, December 31, 1998                                             498,080        19,426,135         19,924,215

 Net income - 1999                                                        6,614           257,940            264,554
                                                                   ------------      ------------       ------------

 Balance, December 31, 1999                                        $    504,694      $ 19,684,075       $ 20,188,769
                                                                   ============      ============       ============




See Notes to financial statements.
                                      F-4

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                            STATEMENTS OF CASH FLOWS

                                                                               Year ended December 31,
                                                                  -------------------------------------------------

INCREASE (DECREASE) IN CASH                                           1999               1998              1997
                                                                  ------------       ------------      ------------
AND CASH EQUIVALENTS

Cash flows from operating activities

     Net income                                                   $    264,554       $    481,315      $     72,682

     Adjustments to reconcile net income to
       net cash provided by operating activities
         Recovery of loan losses                                       (99,156)          (800,000)             -
         Provision for loan losses                                        -               400,000              -

     Changes in operating assets and liabilities
         Other receivables                                             (21,764)             1,821              (683)
         Accounts payable and accrued expenses                           4,962                852           (36,658)
                                                                  ------------       ------------      ------------

            Net cash provided by operating activities                  148,596             83,988            35,341
                                                                  ------------       ------------      ------------


Cash flows from investing activities
     Proceeds from sale of mortgage loan                               800,000               -                -
     Mortgage loan payment received                                    335,834               -                -
                                                                  ------------       ------------      ------------

            Net cash provided by investing activities                1,135,834               -                -
                                                                  ------------       ------------      ------------


Net increase in cash and cash equivalents                            1,284,430             83,988            35,341

Cash and cash equivalents, beginning of year                         2,992,413          2,908,425         2,873,084
                                                                  ------------       ------------      ------------

Cash and cash equivalents, end of year                            $  4,276,843       $  2,992,413      $  2,908,425
                                                                  ============       ============      ============



See Notes to financial statements.
                                      F-5

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


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

    On November 2, 1997, the Administrative Services Agreement between Presidio and Wexford expired. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement (the "ASA"), which expired on May 3, 1998. Under the terms of the ASA, Wexford provided consulting and administrative services to Presidio and its affiliates, including the General Partners and the Partnership. Presidio also entered into a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. During the years ended December 31, 1999 and 1998, the Partnership paid NorthStar Presidio $12,781 and $1,000, respectively, for management and administrative services rendered.

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

    As a result of this agreement, the Agent has the duty to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all reports, maintaining Partnership records and maintaining bank accounts of the Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Limited Partnership Agreement to, among other things, cause the Partnership to sell or acquire an asset or file for bankruptcy protection.

    In order to facilitate the Agent's provision of asset management services and the investor relation services, effective October 25, 1999, the officers and directors of the General Partners resigned and nominees of the Agent were elected as the officers and directors of the General Partners. The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partners do not believe this transaction will have a material effect on the operations of the Partnership.

    As of December 31, 1999, affiliates of Presidio had acquired 17,771 units of limited partnership interest of the Partnership. These units represent approximately 9,46%% of the issued and outstanding limited partnership units.

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

    The Partnership's mortgage note contains a provision which requires the borrower to provide current appraisals based upon certain conditions or in some cases upon request.

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

    On February 9, 1999, 470 Atlantic Avenue Management Corp. ("470 Atlantic"), which had acquired Northwestern's first mortgage loan, filed a motion for foreclosure on its mortgage.

    On March 30, 1999, the Partnership sold its interest in the Harborista Loan to 470 Atlantic for gross proceeds of $1,000,000, exclusive of legal and other costs related to the transaction of $200,000. Accordingly, the Partnership recorded $800,000 of recovery of loan losses with respect to the sale of this loan as of December 31, 1998.

    Following its acquisition of the Harborista Loan, 470 Atlantic foreclosed on its interests in the two mortgages and acquired Harbor Plaza. On March 29, 1999, 470 Atlantic entered into an agreement with Charbird
    Enterprises LLC ("Charbird"), an affiliate of Northstar and the General Partners, for the performance of services in connection with the marketing of Harbor Plaza. Charbird assigned to Northstar its right to receive a substantial portion of amounts paid under the agreement and Northstar agreed to indemnify Charbird for any liabilities under the agreement. Harbor Plaza was sold in December 1999 for approximately $50,500,000. Charbird received a fee of $14,050,884 under the agreement, $12,645,796 of which was paid to Northstar.

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

    The property was marketed for sale, and Twin Oak entered into a formal contract of sale ("Contract #1") in May of 1998. The purchaser failed to perform on Contract #1 in August of 1998. The property was again marketed for sale. However, on July 1, the first mortgage matured and was not repaid. On October 20, 1998, a formal agreement was executed in which the first mortgage lender again agreed to extend the maturity of the loan to July 1, 1999 in exchange for a modification to the interest rate and payment of an extension fee. On October 15, 1998, a new contract for sale ("Contract #2") was executed.

4   INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES  (continued)

    During the year ended 1996, a provision for loan losses of $1,515,000 was recorded on the Twin Oak loan. A $400,000 allowance for loan losses was recorded during 1998 to reduce the carrying value of the loan to the estimated amount anticipated to be received by the Partnership under the terms outlined in Contract #2.

    On March 1, 1999, the Twin Oak property was sold for a gross purchase price of approximately $4,150,000 (subject to customary adjustments at closing). The Twin Oak borrower used the proceeds from the sale to repay the first mortgage holder and on May 5, 1999, the Partnership received $236,678 representing the carrying value of the Twin Oak loan. During December 1999, the Partnership received an additional $99,156 representing residual proceeds from the Twin Oak sale and recorded this amount as an additional recovery of loan losses in 1999.

    Sierra Loan

    A $6,500,000 first mortgage loan to High Cash Partners, L.P. ("High Cash") is secured by a shopping center located in Reno, Nevada. Interest on the loan accrues at the rate of 11.22% per annum with no payments due until maturity on February 28, 2001.

    During the first quarter of 1997, High Cash wrote the property down to what its management believed to be its estimated fair market value of $15,875,000. Management of the Partnership performed its own evaluation at that time and determined that this amount was a fair estimate of the property value. The outstanding balance of the loan at December 31, 1996 was approximately $15,979,000 and it was unlikely that any additional interest accrued on the Sierra loan would ultimately be recovered from the value of the underlying property. Consequently, as of January 1, 1997 the Partnership ceased accruing interest on the Sierra loan.

    The Partnership has prepared an internal valuation for the property owned by High Cash. This loan contains a provision which requires that if the appraisal indicates the value of all indebtedness senior to and including the Partnership's loan, taking into account principal plus accrued interest in excess of 5% per annum, exceeds 85% of the then current appraisal, the borrower must repay the indebtedness to a point where the 85% loan to value ratio is restored. Based upon this valuation, management does not believe that the loan to value ratio has been exceeded or if it has been exceeded, that the borrower would have sufficient liquidity to make such payment to the Partnership.

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

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS


4   INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

    Information with respect to the Partnership's mortgage loans is summarized as follows:


                                                                          Original        Mortgage        Mortgage        Mortgage
                                          Interest          Loan          Maturity         Amount        Purchased       Placement
 Description                               Rate %           Date            Date          Advanced        Interest          Fees
-------------------------------------   ------------    ------------    ------------    ------------    ------------    ------------

 Office Building

      Harbor Plaza                            13.307       13-Feb-89        1-Dec-98    $ 10,000,000    $     23,513    $    594,867
      Boston, Mass (a)

 Shopping Centers

      Sierra Marketplace (b) (c)              11.220       10-Feb-89       28-Feb-01       6,500,000             -           385,757
      Reno, Nevada


      Twin Oak (b)                            12.280        3-Apr-90        1-May-02       1,200,000             -            71,218
                                                                                        ------------    ------------    ------------
      Ft. Lauderdale, Florida

                                                                                        $ 17,700,000    $     23,513    $  1,051,842
                                                                                        ============    ============    ============

                                             Interest recognized
                                        ----------------------------
                                                  Year ended                                                    Carrying value
                                                                                                        ----------------------------
                                        December 31,      1998 and                                      December 31,    December 31,
 Description                                1999            Prior         Reserves        Proceeds          1999            1998
-------------------------------------   ------------    ------------    ------------    ------------    ------------    ------------

 Office Building

      Harbor Plaza                      $        -      $        -      $ (9,818,380)   $   (800,000)   $        -      $    800,000
      Boston, Mass (a)

 Shopping Centers

      Sierra Marketplace (b) (c)                 -         9,093,598              -              -        15,979,355      15,979,355
      Reno, Nevada


      Twin Oak (b)                               -           880,460      (1,815,844)       (335,834)            -           236,678
                                        ------------    ------------    ------------    ------------    ------------    ------------
      Ft. Lauderdale, Florida

                                        $        -      $  9,974,058    $(11,634,224)   $ (1,135,834)   $ 15,979,355    $ 17,016,033
                                        ============    ============    ============    ============    ============    ============


                                           Contractual balance (d)
                                        ----------------------------
                                        December 31,    December 31,
 Description                                1999            1998
-------------------------------------   ------------    ------------

 Office Building

      Harbor Plaza                      $        -      $ 36,985,751
      Boston, Mass (a)

 Shopping Centers

      Sierra Marketplace (b) (c)          21,916,707      19,600,802
      Reno, Nevada


      Twin Oak (b)                               -         3,293,255
                                        ------------    ------------
      Ft. Lauderdale, Florida

                                        $ 21,916,707    $ 59,879,808
                                        ============    ============


      (a)   This loan was accounted for under the investment method.
      (b)   These loans are accounted for under the interest method.
      (c) The Partnership may be entitled to additional interest in the appreciation of the property which is subordinated to a specified return to the borrower. It is unlikely that the Partnership will realize any additional interest from this loan.
      (d) Contractual balance represents the amount that would be due from the borrower if the loan was liquidated (principal plus accrued interest earned to date).

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


4     INVESTMENT IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

      A summary of mortgage loan activity is as follows:

                                                           Investment           Interest
                                                             Method              Method                Total
                                                       -----------------   -----------------   -----------------

         Balance, January 1, 1997                      $           -       $      16,616,033   $      16,616,033

         Interest recognized                                       -                   -                   -
                                                       -----------------   -----------------   -----------------
         Balance, December 31, 1997                                -              16,616,033          16,616,033

         Interest recognized                                       -                   -                   -

         Provision for loan losses                                 -                (400,000)           (400,000)

         Recovery of loan losses                                 800,000               -                 800,000
                                                       -----------------   -----------------   -----------------

         Balance, December 31, 1998                              800,000          16,216,033          17,016,033

         Interest recognized                                       -                   -                   -

         Recovery of loan losses                                   -                  99,156              99,156

         Proceeds received                                      (800,000)           (335,834)         (1,135,834)
                                                       -----------------   -----------------   -----------------

         Balance, December 31, 1999                    $           -       $      15,979,355   $      15,979,355
                                                       =================   =================   =================

5     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consist of the following:

                                                                                         December 31,
                                                                           ----------------------------------------

                                                                                  1999                  1998
                                                                           ------------------    ------------------

         Professional fees                                                 $           66,992    $           48,263
         Expense reimbursements                                                        16,866                25,680
         Investor services and printing                                                16,096                21,049
                                                                           ------------------    ------------------

                                                                           $           99,954    $           94,992
                                                                           ==================    ==================

6 RECONCILIATION OF NET (LOSS) INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

      The Partnership presently recognizes interest income on all of its investments in mortgage loans using the interest method for tax purposes. For financial statement purposes, mortgage loans accounted for under the investment method recognize income as described in Note 2.

      A reconciliation of net income per financial statements to the tax basis of accounting is as follows:

                                                                        Year ended December 31,
                                                       -------------------------------------------------------
                                                             1999                1998                1997
                                                       ----------------    ---------------     ---------------

       Net income per financial
          statements                                   $        264,554    $       481,315     $        72,682

       Interest income recognized for tax
          purposes in excess of amounts
          recognized for financial statements                 2,199,756          6,383,499           5,974,947

       Tax basis write-offs                                 (38,885,323)             -                   -

       Recovery of loan losses, net                               -               (400,000)              -
                                                       ----------------    ---------------     ---------------

       Net (loss) income per tax basis                 $    (36,421,013)   $     6,464,814     $     6,047,629
                                                       ================    ===============     ===============


      The differences between the Partnership's net assets per financial statements and tax basis of accounting are as follows:

                                                                                        December 31,
                                                                           -----------------------------------

                                                                                 1999                1998
                                                                           ---------------     ---------------
       Net assets per financial statements                                 $    20,188,769     $    19,924,215

       Interest income recognized for tax purposes
         in excess of amounts recognized for financial
         statements                                                              6,008,372           3,808,616

       Allowance for loan losses                                                     -              38,885,323

       Syndication costs                                                         2,230,944           2,230,944
                                                                           ---------------     ---------------

       Net assets per tax basis                                            $    28,428,085     $    64,849,098
                                                                           ===============     ===============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of Registrant.

Registrant has no officers or directors. The Managing General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. The officers and directors of the Associate General Partner, in their respective capacities as such, do not devote any material amount of their business time and attention to Registrant's affairs. The names and positions held by the officers and directors of the Managing General Partner are described below. The officers and directors of the Associate General Partner are the same as the officers and directors of the Managing General Partner.

                           Position Held with the            Has Served as a
Name                      Managing General Partner     Director or Officer Since
----                      ------------------------     -------------------------

Michael L. Ashner      President and Director                     10-99

David G. King, Jr.     Vice President                             11-97

Peter Braverman        Executive Vice President                   10-99

Lara K. Sweeney        Vice President and Secretary               10-99

Carolyn Tiffany        Vice President and Treasurer               10-99

      Michael L. Ashner, age 47, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

      David G. King, Jr., 37, has been a Vice President and Assistant Treasurer of NorthStar Capital Investment Corp. since November 1997. He is also a Vice President of the General Partner. For more than the previous five years he was a Senior Vice President of Finance at Olympia & York Companies (USA).

      Peter Braverman, age 48, has been a Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

      Lara K. Sweeney, age 27, has been a Senior Vice President of WFA since January 1996. Prior to joining WFA, Ms. Sweeney was an officer of NPI and NPI Management in the asset management and investor relations departments.

      Carolyn Tiffany, age 33, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA until December 1997, at which time she became the Chief Operating Officer of WFA.


                                      III-1

Each director and officer of the General Partner will hold office until the next annual meeting of stockholders of the General Partner and until his successor is elected and qualified.

One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of a number of limited partnerships which either have a class of securities registered pursuant to
Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act.

There are no family relationships among the officers and directors of the General Partners.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      (a)  Security Ownership of Certain Beneficial Owners.

      Except as set forth below, no person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2000:

                                                 Number of
      Name of Beneficial Owner                  Units owned        % of Class
      ------------------------                  -----------        ----------

      Presidio Partnership II Corp.(1)             17,462              9.29%
      Presidio Capital Investment Company LLC         309         less than 1%

(1) The principal business address of both Presidio Partnership II Corp. and Presidio Capital Investment Company LLC, both of which are affiliates of the General Partners, is 527 Madison Avenue, New York, New York 10022.

      (b)  Security Ownership of Management.

      At March 1, 2000, Presidio, the Managing General Partner and their affiliates, officers and directors owned as a group own 17,771 Units representing approximately 9.46% of the total number of Units outstanding.

      (c)  Changes in Control.

      There exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant.


                                     III-2

Item 13. Certain Relationships and Related Transactions.

The General Partners, during Registrant's year ended December 31, 1999, earned or received compensation or payments for services from or with respect to Registrant as follows:

                             Capacity in Which Served or
      Name of Recipient         Services Performed          Compensation
      -----------------         ------------------          ------------

      RAM Funding, Inc.      Managing General Partner             (1)
      Presidio AGP Corp.     Associate General Partner            (1)


(1) The General Partners were not entitled to any payment for services from or with respect to Registrant, Integrated or Presidio. However, the General Partners, pursuant to the Partnership Agreement, are entitled to receive 2.5% of Registrant's income, loss, capital and distributions (2.45% to the Managing General Partner and .05% to the Associate General Partner) including without limitation Registrant's cash flow from operations and disposition proceeds. No distributions are expected to be made from operations inasmuch as all interest and principal due on the Mortgage Loans is deferred until maturity, unless there are prepayments of Mortgage Loans. For the year ended December 31, 1999, the General Partners were allocated an aggregate of $909,960 of taxable income ($891,750 to the Managing General Partner and $18,210 to the Associate General Partner).

Under the terms of a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"). NorthStar Presidio was retained to provide the day-to-day management of, among other entities, the Registrant. During the years ended December 31, 1999 and 1998, the Registrant paid NorthStar Presidio $12,781 and $1,000, respectively, for management and administrative services rendered. Effective October 21, 1999, Presidio retained AP-PCC III, L.P. to provide the day to day management of the Registrant.

See Item 1 for information with respect to the Harborista Loan.


                                     III-3

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

(b)   Reports on Form 8-K
      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of April 2000.

RESOURCES ACCRUED MORTGAGE
INVESTORS 2 L.P.

By:   RAM FUNDING, INC.,
      Managing General Partner

                                                                   Date
                                                                   ----

By:   /s/ Michael L. Ashner                                   April 13, 2000
      ---------------------
      Michael L. Ashner
      President


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

     Signature                Title                                Date
     ---------                -----                                ----

/s/ Michael L. Ashner      Director and President             April 13, 2000
------------------------
Michael L. Ashner


/s/ Carolyn Tiffany        Vice President and Treasurer       April 13, 2000
------------------------
Carolyn Tiffany

                                  EXHIBIT INDEX

                                                                         Page
Exhibit                                                                 Number

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