Form 10-Q
period 2000-03-31
RESOURCES ACCRUED MORTGAGE INVESTORS 2 LP
filed 2000-05-15
CIK 804671

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

                  For the quarterly period ended March 31, 2000
                                       OR

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                          Commission File No. 0 - 16856

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    13-3368726
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)

                          5 Cambridge Center, 9th Floor
                          Cambridge Massachusetts 02142
                    (Address of principal executive offices)

                                 (617) 234-3000
              (Registrant's telephone number, including area code)

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

                           Yes /x/             No / /

================================================================================

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                           FORM 10-Q - MARCH 31, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

      BALANCE SHEETS - March 31, 2000 and December 31, 1999 ..............   1

      STATEMENTS OF OPERATIONS - For the three months ended
         March 31, 2000 and 1999 .........................................   2

      STATEMENT OF PARTNERS' EQUITY - For the three months ended
         March 31, 2000 ..................................................   3

      STATEMENTS OF CASH FLOWS - For the three months ended
         March 31, 2000 and 1999 .........................................   4

      NOTES TO FINANCIAL STATEMENTS ......................................   5

   ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS ...........................   8

   ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....   9

PART II - OTHER INFORMATION

   ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K ..............................  10

SIGNATURES................................................................  11

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                           FORM 10-Q - MARCH 31, 2000

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                      March 31,     December 31,
                                                        2000           1999
                                                        ----           ----

ASSETS

     Investments in mortgage loan, net               $15,979,355    $15,979,355
     Cash and cash equivalents                         4,278,446      4,276,843
     Other receivable                                     45,844         32,525
                                                     -----------    -----------

                                                     $20,303,645    $20,288,723
                                                     ===========    ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Accounts payable and accrued expenses           $    81,079    $    99,954
                                                     -----------    -----------

Commitments and contingencies

Partners' equity
     Limited partners' equity (187,919 units
         issued and outstanding)                      19,717,027     19,684,075
     General partners' equity                            505,539        504,694
                                                     -----------    -----------

              Total partners' equity                  20,222,566     20,188,769
                                                     -----------    -----------

                                                     $20,303,645    $20,288,723
                                                     ===========    ===========

                       See notes to financial statements.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                           FORM 10-Q - MARCH 31, 2000

                              STATEMENTS OF INCOME

                                                      For the three months ended
                                                               March 31,
                                                               ---------

                                                           2000          1999
                                                           ----          ----

Revenues
    Short term investment interest                       $56,694       $32,095
    Other income                                              --        46,070
                                                         -------       -------

                                                          56,694        78,165
                                                         -------       -------

Costs and expenses
    General and administrative expenses                   22,897        18,815
                                                         -------       -------

Net income                                               $33,797       $59,350
                                                         =======       =======

Net income attributable to
    Limited partners                                     $32,952       $57,866
    General partners                                         845         1,484
                                                         -------       -------

                                                         $33,797       $59,350
                                                         =======       =======

Net income per unit of limited partnership
    interest (187,919 units outstanding)                 $   .18       $   .31
                                                         =======       =======

                       See notes to financial statements.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                           FORM 10-Q - MARCH 31, 2000

                          STATEMENT OF PARTNERS' EQUITY

                                           General       Limited        Total
                                          Partners'     Partners'     Partners'
                                           Equity        Equity        Equity
                                           ------        ------        ------

Balance, January 1, 2000                 $   504,694   $19,684,075   $20,188,769

Net income for the three months ended
     March 31, 2000                              845        32,952        33,797
                                         -----------   -----------   -----------

Balance, March 31, 2000                  $   505,539   $19,717,027   $20,222,566
                                         ===========   ===========   ===========

                       See notes to financial statements.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                           FORM 10-Q - MARCH 31, 2000

                            STATEMENTS OF CASH FLOWS

                                                        For the three months ended
                                                                March 31,
                                                                ---------

                                                            2000          1999
                                                            ----          ----
INCREASE IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
    Net income                                          $    33,797    $    59,350

    Changes in operating assets and liabilities
      Other receivable                                      (13,319)          (622)
      Accounts payable and accrued expenses                 (18,875)       120,420
                                                        -----------    -----------

         Net cash provided by operating activities            1,603        179,148
                                                        -----------    -----------

Cash flows from investing activities
    Payments received from sale of mortgage loan, net            --        800,000
                                                        -----------    -----------

Net increase in cash and cash equivalents                     1,603        979,148

Cash and cash equivalents, beginning of period            4,276,843      2,992,413
                                                        -----------    -----------

Cash and cash equivalents, end of period                $ 4,278,446    $ 3,971,561
                                                        ===========    ===========

                       See notes to financial statements.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                           FORM 10-Q - MARCH 31, 2000

                          NOTES TO FINANCIAL STATEMENTS

1.    INTERIM FINANCIAL INFORMATION

      The summarized financial information of Resources Accrued Mortgage Investors 2, L.P. (the "Partnership") contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, footnotes and discussions contained in the Partnership's annual report on Form 10-K for the year ended December 31, 1999. The accounting policies used in preparing these financial statements are consistent with those described in the December 31, 1999 financial statements. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

2     CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

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

      For the three months ended March 31, 2000 and 1999 reimbursable expenses due to an affiliate of Presidio from the Partnership amounted to $0 and $1,000, respectively.

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

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                           FORM 10-Q - MARCH 31, 2000

2     CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

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

      As of March 31, 2000, an affiliate of Presidio has acquired 17,771 units of limited partnership interest of the Partnership. These units represent 9.45% of the issued and outstanding limited partnership units.

3     INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES

      The Partnership originally invested in zero-coupon, nonrecourse senior and junior mortgage loans and currently holds an interest in one outstanding mortgage loan. Collection of the amounts due on the Partnership's junior mortgage loan is solely dependent upon the sale or refinancing of the underlying property at an amount sufficient to satisfy the Partnership's mortgage note after payment of the senior mortgage.

      The Partnership's mortgage note contains a provision, which requires the borrower to provide a current appraisal based upon certain conditions or in some cases upon request.

      The Partnership has prepared an internal valuation for the property which secures its one remaining loan. This loan contains a provision which requires that if an appraisal indicates the value of all indebtedness senior to and including the Partnership's loan, taking into account principal plus accrued interest in excess of 5% per annum, exceeds 85% of the then current appraisal, the borrower must repay the indebtedness to a point where the 85% loan to value ratio is restored. Based upon an internal valuation, management does not believe that the loan to value ratio has been exceeded.

      Summary of mortgage loan activity is as follows:

                                      Three months ended                                Year ended
                                        March 31, 2000                              December 31, 1999
                          ------------------------------------------   --------------------------------------------
                           Investment      Interest                     Investment       Interest
                             Method         Method          Total         Method          Method           Total
                          ------------   ------------   ------------   ------------    ------------    ------------
Opening balance           $         --   $ 15,979,355   $ 15,979,355   $    800,000    $ 16,216,033    $ 17,016,033
Recovery of loan losses             --             --             --             --          99,156          99,156
Payments received, net              --             --             --       (800,000)       (335,834)     (1,135,834)
                          ------------   ------------   ------------   ------------    ------------    ------------

Ending balance            $         --   $ 15,979,355   $ 15,979,355   $         --    $ 15,979,355    $ 15,979,355
                          ============   ============   ============   ============    ============    ============

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                           FORM 10-Q - MARCH 31, 2000

                          NOTES TO FINANCIAL STATEMENTS

3     INVESTMENTS IN MORTGAGE LOAN AND ALLOWANCE FOR LOAN LOSSES (continued)

      Information with respect to the Partnership's mortgage loan is as follows:

                                                                                        Original       Mortgage       Mortgage
                                 Interest      Compound                      Loan       Maturity        Amount       Purchased
Description                       Rate %        Period          Type         Date         Date         Advanced       Interest
-----------                       ------        ------          ----         ----         ----         --------       --------
Shopping Centers
      Sierra Marketplace          11.220       Monthly          1st       10-Feb-89    28-Feb-01     $ 6,500,000      $     --
      Reno, Nevada                                                                                   ===========      ========

                                                Interest recognized                                        Carrying value
                                 Mortgage       --------------------                                       --------------
                                Placement      March 31,      1999 and     Reserves/                  March 31,    December 31,
Description                       Fees           2000          Prior      Write-offs   Proceeds         2000           1999
-----------                       ----           ----          -----      ----------   --------         ----           ----
Shopping Centers
      Sierra Marketplace        $ 385,757      $     --      $ 9,093,598   $     --     $   --      $ 15,979,355   $ 15,979,355
      Reno, Nevada              =========      ========      ===========   ========     ======      ============   ============

                                  Contractual balance
                                  -------------------
                                March 31,   December 31,
Description                       2000          1999
------------                      ----          ----
Shopping Centers
      Sierra Marketplace      $ 22,551,207  $ 21,916,707
      Reno, Nevada            ============  ============

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                           FORM 10-Q - MARCH 31, 2000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The matters discussed in this form 10-Q contain certain forward-looking statements and involve risks uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-Q and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

      This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in the report.

      Liquidity and Capital Resources

      The Partnership initially invested the net proceeds of its public offering in four zero coupon first and junior mortgage loans aggregating $23,300,000. These loans were secured by properties owned principally by privately and publicly syndicated limited partnerships originally sponsored by affiliates of the general partners. The Partnership currently retains an investment in one of the original four mortgage loans which had an initial principal balance of approximately $6,500,000. At March 31, 2000, the contractual balance of principal and accrued interest on this loan was $22,551,207 and the Partnership had a carrying value in this loan of $15,979,355.

      The Partnership's level of liquidity based on cash and cash equivalents increased by $1,603 to $4,287,446 during the three months ended March 31, 2000 as compared to December 31, 1999. The increase is due to cash provided by operating activities. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership.

      On March 1, 1999, the Twin Oak Property was sold for a gross purchase price of approximately $4,150,000 (subject to customary adjustments at closing). The Twin Oak Borrower used the proceeds from the sale to repay the first mortgage to Southern Life Mortgage and on May 5, 1999, the Partnership received approximately $237,000 representing the carrying value of the Twin Oak loan. During December 31, 1999, the Partnership received an additional $99,156 representing residual proceeds from The Twin Oak sale and recorded such amount as loan loss recovery in 1999.

      During the latter part of 1998 and continuing into 1999, the Partnership attempted to arrange for financing in order to satisfy the underlying First Mortgage encumbering Harbor Plaza, the property underlying the Harborista Loan, and protect the Partnership's interest in the Harborista Loan. The Partnership was unable to obtain financing and, on March 29, 1999, the Partnership sold its interest in the Harborista Loan to the holder of the First Mortgage for gross proceeds of $1,000,000, exclusive of legal and other costs related to the transaction of approximately $200,000.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                           FORM 10-Q - MARCH 31, 2000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      Results of Operations

      Net income decreased for the three-month period ended March 31, 2000 as compared to the same periods in 1999, due to a decrease in revenue and, to a lesser extent, an increase in costs and expenses.

      Revenues decreased for the three month period ended March 31, 2000 as compared to the same periods in 1999, principally due to a decrease in other income items partially offset by an increase in short term investment interest resulting from larger cash balances available for short term investment.

      Costs and expenses increased for the three month period ended March 31, 2000, as compared to the same periods in 1999 principally due to higher professional fees.

      Inflation has not had a material effect on the Partnership's recent operations or financial condition and is not expected to have a material effect in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Partnership has no loans outstanding.

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                           FORM 10-Q - MARCH 31, 2000

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits: 27. Financial Data Schedule

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

                                      RESOURCES ACCRUED MORTGAGE
                                      INVESTORS 2 L.P.

                                      By:   RAM Funding, Inc.
                                            Managing General Partner


Dated:  May 14, 2000                        By:   /S/ Michael L. Ashner
                                                  ---------------------
                                                  Michael L. Ashner
                                                  President and Director
                                                  (Principal Executive Officer)


Dated:  May 14, 2000                        By:   /S/ Carolyn B. Tiffany
                                                  ----------------------
                                                  Carolyn B. Tiffany
                                                  Vice President and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)