Form 10-Q
period 2000-06-30
RESOURCES ACCRUED MORTGAGE INVESTORS 2 LP
filed 2000-08-15
CIK 804671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-16856

                  Resources Accrued Mortgage Investors 2, L.P.
             (Exact name of Registrant as specified in its charter)

           Delaware                                      13-3368726
--------------------------------                    -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

  Five Cambridge Center, Cambridge MA                      02142-1493
---------------------------------------                    -----------
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code   (617) 234-3000
                                                     --------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

                                     1 of 14

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                             FORM 10-Q JUNE 30, 2000

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)


                                                        JUNE 30,        DECEMBER 31,
                                                          2000             1999
                                                      ------------      ------------
ASSETS
Investments in mortgage loan, net                     $ 15,979,355      $ 15,979,355
Cash and cash equivalents                                4,282,478         4,276,843
Other receivable                                              --              32,525
                                                      ------------      ------------
         Total Assets                                 $ 20,261,833      $ 20,288,723
                                                      ============      ============
LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Accounts payable and accrued expenses                 $     26,910      $     99,954
                                                      ------------      ------------
         Total Liabilities                                  26,910            99,954
                                                      ------------      ------------
Commitments and Contingencies

PARTNERS' EQUITY:
      Limited partners' equity (187,919 units
         issued and outstanding)                        19,729,075        19,684,075
      General partners' equity                             505,848           504,694
                                                      ------------      ------------
         Total Partners' Equity                         20,234,923        20,188,769
                                                      ------------      ------------
         Total Liabilities and Partners' Equity       $ 20,261,833      $ 20,288,723
                                                      ============      ============


                       See notes to financial statements.

                                     2 of 14

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                             FORM 10-Q JUNE 30, 2000


STATEMENTS OF OPERATIONS (UNAUDITED)                 FOR THE SIX MONTHS ENDED
                                                      JUNE 30,     JUNE 30,
                                                        2000        1999
                                                     ---------    ---------
REVENUES:
      Short-term investment interest                 $ 118,841    $  74,891
      Other income                                        --         69,840
                                                     ---------    ---------
         Total revenues                                118,841      144,731
                                                     ---------    ---------

COSTS AND EXPENSES:
      General and administrative                        72,687       41,001
                                                     ---------    ---------
         Total costs and expenses                       72,687       41,001
                                                     ---------    ---------
      Net income                                     $  46,154    $ 103,730
                                                     =========    =========
Net income attributable to:
      Limited partners                               $  45,000    $ 101,137
      General partners                                   1,154        2,593
                                                     ---------    ---------
                                                     $  46,154    $ 103,730
                                                     =========    =========
Net income per unit of limited partnership
      interest (187,919 units outstanding)           $     .24    $    0.54
                                                     =========    =========

                       See notes to financial statements.

                                     3 of 14

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                             FORM 10-Q JUNE 30, 2000


STATEMENTS OF OPERATIONS (UNAUDITED)            FOR THE THREE MONTHS ENDED
                                                --------------------------
                                                   JUNE 30,     JUNE 30,
                                                     2000         1999
                                                  --------     ---------
REVENUES:
      Short-term investment interest              $ 62,147     $ 42,796
      Other income                                       -       23,770
                                                  --------     --------
         Total revenues                             62,147       66,566
                                                  --------     --------
COSTS AND EXPENSES:
      General and administrative                    49,790       22,186
                                                  --------     --------
         Total costs and expenses                   49,790       22,186
                                                  --------     --------
      Net income                                  $ 12,357     $ 44,380
                                                  ========     ========
Net income attributable to:
      Limited partners                            $ 12,048     $ 43,271
      General partners                                 309        1,109
                                                  --------     --------
                                                  $ 12,357     $ 44,380
                                                  ========     ========
Net income per unit of limited partnership
      interest (187,919 units outstanding)        $    .06     $   0.23
                                                  ========     ========

                       See notes to financial statements.

                                     4 of 14

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                             FORM 10-Q JUNE 30, 2000

STATEMENT OF PARTNERS' EQUITY (UNAUDITED)


                                       LIMITED       GENERAL       TOTAL
                                      PARTNERS'     PARTNERS'     PARTNERS'
                                       EQUITY        EQUITY        EQUITY
                                    ------------    ---------    -----------


Balance - January 1, 2000           $ 19,684,075    $ 504,694    $ 20,188,769
     Net income                           45,000        1,154          46,154
                                    ------------    ---------    ------------
Balance - June 30, 2000             $ 19,729,075    $ 505,848    $ 20,234,923
                                    ============    =========    ============

                       See notes to financial statements.

                                     5 of 14

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                             FORM 10-Q JUNE 30, 1999


STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                 FOR THE SIX    MONTHS ENDED
                                                                    JUNE 30,      JUNE 30,
                                                                     2000           1999
                                                                 -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $    46,154     $   103,730
      Changes in operating assets and liabilities:
         Other receivables                                            32,525          10,240
         Accounts payable and accrued expenses                       (73,044)         13,208
                                                                 -----------     -----------
Net cash provided by operating activities                              5,635         127,178
                                                                 -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Payments received from sale of mortgage loan, net                    -         800,000
      Mortgage loan payments received                                      -         236,678
                                                                 -----------     -----------
Cash provided by investing activities                                      -       1,036,678
                                                                 -----------     -----------
Net increase in cash and cash equivalents                              5,635       1,163,856
Cash and cash equivalents, beginning of period                     4,276,843       2,992,413
                                                                 -----------     -----------
Cash and cash equivalents, end of period                         $ 4,282,478     $ 4,156,269
                                                                 ===========     ===========


                       See notes to financial statements.

                                     6 of 14

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                             FORM 10-Q JUNE 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL INFORMATION

     The summarized financial information of Resources Accrued Mortgage Investors 2, L.P. (the "Partnership") contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, footnotes and discussions contained in the Partnership's annual report on Form 10-K for the year ended December 31, 1999. The accounting policies used in preparing these financial statements are consistent with those described in the December 31, 1999 financial statements. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

2.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

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

     For the six months ended June 30, 2000 and 1999 reimbursable expenses due to an affiliate of Presidio from the Partnership amounted to $0 and $3,581, respectively.

     On October 21, 1999, Presidio entered into a Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership.

     As a result of this agreement, the Agent has the duty to direct the day-to-day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Partnership's Agreement of Limited Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to sell or acquire an asset or file for bankruptcy.

                                     7 of 14

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                             FORM 10-Q JUNE 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

2.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

     In order to facilitate the provision by the Agent of the asset management services and the investor relation services, effective October 25, 1999, the officers and directors of the General Partner resigned and nominees of the Agent were elected as the officers and directors of the General Partner. The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partner does not believe that this transaction will have a material effect on the operations of the Partnership.

     As of June 30, 2000, affiliates of Presidio had acquired 31,845 units of limited partnership interest of the Partnership. These units represent 16.95% of the issued and outstanding limited partnership units.

3.   INVESTMENTS IN MORTGAGE LOAN AND ALLOWANCE FOR LOAN LOSSES

     The Partnership, which originally invested in zero-coupon, nonrecourse senior and junior mortgage loans, currently holds an interest in one outstanding mortgage loan. During the first quarter of 1997, the obligor under the Partnership's remaining mortgage loan wrote the property down to what its management believed to be its estimated fair market value of $15,875,000. Management of the Partnership performed its own evaluation at that time and determined that this amount was a fair estimate of the property value. The outstanding balance of the loan at December 31, 1996 was approximately $15,979,000 and it was unlikely that any additional interest accrued on the loan would ultimately be recovered from the value of the underlying property. Consequently, as of January 1, 1997 the Partnership ceased accruing interest on the loan.

     The Partnership's remaining mortgage note contains a provision, which requires the borrower to provide a current appraisal based upon certain conditions or in some cases upon request. If an appraisal indicates the value of all indebtedness senior to and including the Partnership's loan, taking into account principal plus accrued interest in excess of 5% per annum, exceeds 85% of the then current appraisal, the borrower must repay the indebtedness to a point where the 85% loan to value ratio is restored. See "Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations."


                                     9 of 14

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                             FORM 10-Q JUNE 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

3.   INVESTMENTS IN MORTGAGE LOAN AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

     A summary of mortgage activity is as follows:


                                             Six Months Ended                              Year Ended
                                               June 30, 2000                            December 31, 1999
                                 -----------------------------------------    -----------------------------------------
                                  Investment     Interest                     Investment    Interest
                                   Method         Method          Total         Method       Method           Total
                                 ------------  ------------   ------------    ----------   ------------    ------------
     Opening balance             $        --   $ 15,979,355   $ 15,979,355    $  800,000   $ 16,216,033    $ 17,016,033
     Recovery of loan losses              --          --             --            --            99,156          99,156
     Payments received, net               --          --             --         (800,000)      (335,834)     (1,135,834)
                                 ------------  ------------   ------------    ----------   ------------    ------------
     Ending balance              $        --   $ 15,979,355   $ 15,979,355    $    --      $ 15,979,355    $ 15,979,355
                                 ============  =============  ============    ==========   ============    ============

     Information with respect to the Partnership's mortgage loans is as follows:


                                                                           Original      Mortgage       Mortgage  Mortgage
                            Interest     Compound                Loan      Maturity       Amount       Purchased  Placement
                             Rate %       Period       Type      Date        Date        Advanced       Interest    Fees
                           ---------    ----------   --------  --------   ----------   ------------   ----------  ---------
     Description
     Shopping Center
     Sierra Marketplace
        Reno, Nevada        11.220       Monthly       1st       2/10/89    2/28/01    $  6,500,000   $     --    $ 385,757
                                                                                       ============   ==========  =========



                           Interest Recognized                                    Carrying Value            Contractual Balance
                         -----------------------                           ----------------------------   --------------------------
                           June 30,    1999 and    Reserves/                 June 30,      December 31,     June 30,    December 31,
                            2000        Prior      Write-offs   Proceeds       2000            1999           2000         1999
                         --------    -----------   ----------   --------   -------------   ------------   ------------  ------------
     Shopping Center
     Sierra Marketplace
       Reno, Nevada      $   --      $ 9,093,598    $  --       $   --     $  15,979,355   $ 15,979,355   $ 23,196,808  $ 21,916,707
                         ========    ===========    =======     ========   =============   ============   ============  ============

     On March 30, 1999, the Partnership sold its interest in the Harborista Loan to 470 Atlantic Avenue Management Corp. ("470 Atlantic") for gross proceeds of $1,000,000, exclusive of legal and other costs related to the transaction of $200,000. Accordingly, the Partnership recorded $800,000 of recovery of loan losses with respect to the sale of this loan as of December 31, 1999.

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


                                                                    10 of 14

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                             FORM 10-Q JUNE 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

     The matters discussed in this Form 10-Q contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-Q and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

     This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

     Liquidity and Capital Resources

     The Partnership initially invested the net proceeds of its public offering in four zero coupon first and junior mortgage loans aggregating $23,300,000. These loans were secured by properties owned principally by privately and publicly syndicated limited partnerships originally sponsored by affiliates of the general partners. The Partnership currently retains an investment in one of the original four mortgage loans, which had an initial principal balance of approximately $6,500,000. During the first quarter of 1997, the obligor under the Partnership's remaining mortgage loan wrote the property down to what its management believed to be its estimated fair market value of $15,875,000. Management of the Partnership performed its own evaluation at that time and determined that this amount was a fair estimate of the property value. The outstanding balance of the loan at December 31, 1996 was approximately $15,979,000 and it was unlikely that any additional interest accrued on the loan would ultimately be recovered from the value of the underlying property. Consequently, as of January 1, 1997 the Partnership ceased accruing interest on the loan. At June 30, 2000, the contractual balance of principal and accrued interest on this loan was $23,196,808 and the Partnership had a carrying value in this loan of $15,979,355.

     The Partnership's remaining mortgage note contains a provision, which requires the borrower to provide a current appraisal based upon certain conditions or in some cases upon request. If an appraisal indicates the value of all indebtedness senior to and including the Partnership's loan, taking into account principal plus accrued interest in excess of 5% per annum, exceeds 85% of the then current appraisal, the borrower must repay the indebtedness to a point where the 85% loan to value ratio is restored.

     The Partnership was recently contacted by the borrower under its remaining mortgage loan in an effort to restructure the loan prior to its maturity (February 1, 2001). In this regard, the Partnership and the borrower are currently negotiating to modify the loan. It is expected that if the loan is modified, any such modification will contain the following terms:

          1. The Partnership will agree to delay its exercise of remedies under the mortgage loan until February 28, 2003.

          2. The borrower will place in escrow a deed in lieu of foreclosure as well as documents necessary to convey the property to a third party which will be released to the Partnership (A) on March 1, 2003, (B) at such time as a third-party purchaser is identified to acquire the property or (C) at any time after March 1, 2002 if the Partnership deems it necessary to protect its economic interest.

          3. The borrower will agree to pay to the Partnership to be applied towards the loan all cash flow generated from the property in excess of $100,000 per year

          4. The borrower will have an appraisal prepared on the property to determine if an excess payment is due and, if such a payment is due, to make such payment.

          5. The borrower will have the right to prepay the loan after the initial maturity date, February 28, 2001, by paying to the Partnership the sum of the then unpaid principal balance of the loan together with accrued interest and other charges due under the loan and 66% of the value of the property in excess of such amount.

     The borrower indicated to the Partnership that it believes that the value of the property has increased since 1997. If the appraisal indicates that the value of the property has increased since 1997, the ultimate amount received by the Partnership on account of its mortgage loan may exceed the value at which the mortgage loan is currently carried on your partnership's financial statements.

     There can be no assurance that the foregoing transaction will be consummated or that, if consummated, will be on the foregoing terms.

     The Partnership's level of liquidity based on cash and cash equivalents increased by $5,635 to $4,282,478 during the six months ended June 30, 2000 as compared to December 31, 1999. The increase is due to cash provided by operating activities. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership.

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

     Following its acquisition of the Harborista Loan, 470 Atlantic Avenue Management Corp. ("470 Atlantic") foreclosed on its interests in the two mortgages and acquired Harbor Plaza. On March 29, 1999, 470 Atlantic entered into an agreement with Charbird Enterprises LLC ("Charbird"), an affiliate of Northstar Capital Investment Corp. ("Northstar") and the General Partners, for the performance of services in connection with the marketing of Harbor Plaza. Charbird assigned to Northstar its right to receive a substantial portion of amounts paid under the agreement and Northstar agreed to indemnify Charbird for any liabilities under the agreement. Harbor Plaza was sold in December 1999 for approximately $50,500,000. Charbird received a fee of $14,050,884 under the agreement, $12,645,796 of which was paid to Northstar.



                                    11 of 14

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                             FORM 10-Q JUNE 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (CONTINUED)

     Results of Operations

     Net income decreased for the three and six month periods ended June 30, 2000 as compared to the same periods in 1999, due to a decrease in revenue and an increase in costs and expenses.

     Revenues decreased for the three and six month periods ended June 30, 2000 as compared to the same periods in 1999, principally due to a decrease in other income items partially offset by an increase in short term investment interest resulting from larger cash balances available for short term investment.

     Costs and expenses increased for the three and six month periods ended June 30, 2000, as compared to the same periods in 1999 principally due to higher professional fees.

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

                                    12 of 14

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                             FORM 10-Q JUNE 30, 2000

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         A. None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         A. Exhibits:  27.  Financial Data Schedule

         B. Reports on Form 8-K: None.

                                    13 of 14

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                             FORM 10-Q JUNE 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                               BY:     RAM Funding Inc.
                                       --------------------------------------
                                       Managing General Partner

                                       BY:   /S/ MICHAEL L. ASHNER
                                             --------------------------------
                                             Michael L. Ashner
                                             President and Director
                                             (Principal Executive Officer)

                                       BY:   /S/ CAROLYN B. TIFFANY
                                             --------------------------------
                                             Carolyn B. Tiffany
                                             Vice President and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)


                                             Dated:     August 14, 2000

                                    14 of 14