Form 10-Q
period 2000-09-30
RESOURCES ACCRUED MORTGAGE INVESTORS 2 LP
filed 2000-11-13
CIK 804671

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 2000
                                                 ------------------

                                       OR


             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from ___________ to ___________


                         Commission file number 0-16856
                                                -------

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
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

================================================================================

                                     1 of 15

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                          FORM 10-Q SEPTEMBER 30, 2000
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                      2000            1999
                                                   ------------    ------------
Assets

Investments in mortgage loan, net                  $15,979,355     $15,979,355
Cash and cash equivalents                            4,296,976       4,276,843
Other receivable                                            --          32,525
                                                   -----------     -----------
         Total Assets                              $20,276,331     $20,288,723
                                                   ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Accounts payable and accrued expenses              $    34,235     $    99,954
                                                   -----------     -----------
         Total Liabilities                              34,235          99,954
                                                   -----------     -----------
Commitments and Contingencies

Partners' Equity:
      Limited partners' equity (187,919 units
         issued and outstanding)                    19,736,069      19,684,075
      General partners' equity                         506,027         504,694
                                                   -----------     -----------
         Total Partners' Equity                     20,242,096      20,188,769
                                                   -----------     -----------
         Total Liabilities and Partners' Equity    $20,276,331     $20,288,723
                                                   ===========     ===========




                       See notes to financial statements.

                                     2 of 15

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                          FORM 10-Q SEPTEMBER 30, 2000


STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      FOR THE NINE MONTHS ENDED
                                                     ---------------------------
                                                     SEPTEMBER 30, SEPTEMBER 30,
                                                        2000            1999
                                                     ------------  -------------
Revenues:
      Short-term investment interest                 $184,889        $122,473
      Other income                                         --          75,380
                                                     --------        --------
         Total revenues                               184,889         197,853
                                                     --------        --------
Costs and Expenses:
      General and administrative                      131,562          70,611
                                                     --------        --------
         Total costs and expenses                     131,562          70,611
                                                     --------        --------
      Net income                                     $ 53,327        $127,242
                                                     ========        ========
Net income attributable to:
      Limited partners                               $ 51,994        $124,061
      General partners                                  1,333           3,181
                                                     --------        --------
                                                     $ 53,327        $127,242
                                                     ========        ========
Net income per unit of limited partnership
      interest (187,919 units outstanding)           $    .28        $   0.66
                                                     ========        ========






                       See notes to financial statements.

                                     3 of 15

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                          FORM 10-Q SEPTEMBER 30, 2000

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED
                                                    ----------------------------
                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                       2000          1999
                                                    ------------   -------------

Revenues:
      Short-term investment interest                 $66,048        $47,582
      Other income                                        --          5,540
                                                     -------        --------
         Total revenues                               66,048         53,122
                                                     -------        --------
Costs and Expenses:
      General and administrative                      58,875         29,610
                                                     -------        --------
         Total costs and expenses                     58,875         29,610
                                                     -------        --------
      Net income                                     $ 7,173        $23,512
                                                     =======        ========
Net income attributable to:
      Limited partners                               $ 6,994        $22,924
      General partners                                   179            588
                                                     -------        --------
                                                     $ 7,173        $23,512
                                                     =======        ========
Net income per unit of limited partnership
      interest (187,919 units outstanding)           $   .04        $  0.12
                                                     =======        ========






                       See notes to financial statements.

                                     4 of 15

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                          FORM 10-Q SEPTEMBER 30, 2000

STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                                       LIMITED      GENERAL       TOTAL
                                      PARTNERS'    PARTNERS'    PARTNERS'
                                        EQUITY      EQUITY       EQUITY
                                     -----------   --------    -----------
Balance - January 1, 2000            $19,684,075   $504,694    $20,188,769
    Net income                            51,994      1,333         53,327
                                     -----------   ---------   ------------
Balance - September 30, 2000         $19,736,069   $506,027    $20,242,096
                                     ===========   =========   ============







                       See notes to financial statements.

                                     5 of 15

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                          FORM 10-Q SEPTEMBER 30, 2000

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  FOR THE NINE MONTHS ENDED
                                                               --------------------------------
                                                               SEPTEMBER 30,  SEPTEMBER 30,
                                                                   2000           1999
                                                               ------------   -------------
Cash Flows from Operating Activities:
Net income                                                     $   53,327       $  127,242
      Changes in operating assets and liabilities:
         Other receivables                                         32,525           10,197
         Accounts payable and accrued expenses                    (65,719)         (14,100)
                                                               ----------       ----------
Net cash provided by operating activities                          20,133          123,339
                                                               ----------       ----------
Cash Flows from Investing Activities:
      Payments received from sale of mortgage loan, net                --          800,000
      Mortgage loan payments received                                  --          236,678
                                                               ----------       ----------
Cash provided by investing activities                                  --        1,036,678
                                                               ----------       ----------
Net increase in cash and cash equivalents                          20,133        1,160,017
Cash and cash equivalents, beginning of period                  4,276,843        2,992,413
                                                               ----------       ----------
Cash and cash equivalents, end of period                       $4,296,976       $4,152,430
                                                               ==========       ==========








                       See notes to financial statements.

                                     6 of 15

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                          FORM 10-Q SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS


1.   INTERIM FINANCIAL INFORMATION

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investors 2, L.P. (the "Partnership") Annual Report on Form 10-K for the year ended December 31, 1999. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 1999 was derived from audited financial statements at such date.

     The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

2.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     The Managing General Partner of the Partnership, RAM Funding, Inc. and the Associate General Partner, Presidio AGP Corp. are directly or indirectly wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). The General Partners and certain affiliates of the General Partners, are general partners in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may be in the future, in direct competition with the Partnership.

     Subject to the provisions of the Agreement of Limited Partnership ("Partnership Agreement"), Presidio controls the Partnership through its indirect ownership of the General Partners. Presidio is indirectly controlled by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland Corporation.

     For the nine months ended September 30, 1999 reimbursable expenses due to an affiliate of Presidio from the Partnership amounted to $8,181.

     On October 21, 1999, Presidio entered into a Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained and is compensated by Presidio to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership, which were previously provided by NorthStar Presidio.

     As a result of this agreement, the Agent has the duty to direct the day-to-day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Partnership Agreement to, among other things, cause the Partnership to sell or acquire an asset or file for bankruptcy.

                                     7 of 15

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                          FORM 10-Q SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS


2.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

     In order to facilitate the provision by the Agent of the asset management services and the investor relations services, effective October 25, 1999, the officers and directors of the General Partner resigned and nominees of the Agent were elected as the officers and directors of the General Partner. The Agent is an affiliate of Winthrop Financial Associates, a Boston-based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partner does not believe that this relationship will have a material effect on the operations of the Partnership.

     As of September 30, 2000, affiliates of Presidio had acquired 31,893 units of limited partnership interest of the Partnership. These units represent 16.972% of the issued and outstanding limited partnership units.

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

     The Partnership's remaining mortgage note contains a provision which requires the borrower to provide a current appraisal based upon certain conditions, or in some cases upon request. If an appraisal indicates that the value of all indebtedness senior to and including the Partnership's loan, taking into account principal plus accrued interest in excess of 5% per annum, exceeds 85% of the then current appraised value, the borrower must repay a portion of the loan which results in the restoration of an 85% loan to value ratio. See "Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations."

     A summary of mortgage activity is as follows:

                                             Nine Months Ended                                 Year Ended
                                            September 30, 2000                             December 31, 1999
                               -------------------------------------------    ----------------------------------------------
                                Investment      Interest                       Investment      Interest
                                  Method         Method           Total          Method         Method            Total
                               ------------- ---------------  ------------    ------------- ---------------  ---------------
     Opening balance              $  --       $15,979,355      $15,979,355     $ 800,000      $16,216,033       $ 17,016,033
     Recovery of loan losses         --                --               --            --           99,156             99,156
     Payments received, net          --                --               --      (800,000)        (335,834)        (1,135,834)
                                  -----       -----------      -----------     ---------      -----------       ------------
     Ending balance               $  --       $15,979,355      $15,979,355     $      --      $15,979,355       $ 15,979,355
                                  =====       ===========      ===========     =========      ===========       ============







                                                  8 of 15

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                          FORM 10-Q SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS


3.   INVESTMENTS IN MORTGAGE LOAN AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

     Information with respect to the Partnership's mortgage loans is as follows:

                                                                                  Original     Mortgage       Mortgage     Mortgage
                                 Interest     Compound                  Loan      Maturity      Amount       Purchased     Placement
                                  Rate %       Period        Type       Date        Date       Advanced       Interest       Fees
                                ------------ ------------ ----------- ---------- ----------- -------------- ------------- ----------
           Description
           Shopping Center
           Sierra Marketplace
              Reno, Nevada        11.220       Monthly       1st       2/10/89    2/28/01    $   6,500,000  $         --  $  385,757
                                                                                             ============== ============= ==========


                           Interest Recognized                                  Carrying Value              Contractual Balance
                      ------------------------------                     ----------------------------- -----------------------------
                      September 30,     1999 and    Reserves/            September 30,   December 31,  September 30,   December 31,
                          2000           Prior      Write-offs  Proceeds       2000           1999          2000            1999
                      -------------- ------------  ----------- --------- -------------   ------------  -------------   -------------
        Shopping
         Center
        Sierra
         Marketplace

          Reno, Nevada  $  --          $9,093,598   $    --      $   --   $15,979,355    $15,979,355   $ 23,831,501   $21,916,707
                        =====          ==========   =======      ======   ===========    ===========   ============   ===========


     On March 1, 1999, the Twin Oak Property was sold to an affiliate of NorthStar for a gross purchase price of approximately $4,150,000 (subject to customary adjustments at closing). The Twin Oak Borrower used the proceeds from the sale to repay the first mortgage to Southern Life Mortgage and on May 5, 1999, the Partnership received approximately $237,000 representing the carrying value of the Twin Oak loan. During the quarter ended December 31, 1999, the Partnership received an additional $99,156 representing residual proceeds from The Twin Oak sale and recorded such amount as loan loss recovery during the quarter ended December 31, 1999.

     On March 30, 1999, the Partnership sold its interest in Harborista Loan to 470 Atlantic Avenue Management Corp. ("470 Atlantic") for gross proceeds of $1,000,000, exclusive of legal and other costs related to the transaction of $200,000. Accordingly, the Partnership recorded $800,000 of recovery of loan losses with respect to the sale of this loan as of December 31, 1999.

     Following its acquisition of the Harborista Loan, 470 Atlantic foreclosed on its interests in the two mortgages and acquired Harbor Plaza, the property securing the Harborista loan. On March 29, 1999, 470 Atlantic entered into an agreement with Charbird Enterprises LLC ("Charbird"), an affiliate of NorthStar and the General Partners, for the performance of services in connection with the marketing of Harbor Plaza. Charbird assigned to NorthStar its right to receive a substantial portion of amounts paid under the Harborista Loan and NorthStar agreed to indemnify Charbird for any liabilities under the agreement.

     Harbor Plaza was sold in December 1999 for approximately $50,500,000. Charbird received a fee of $14,050,884 under the agreement, $12,645,796 of which was paid to NorthStar.

                                     9 of 15

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                          FORM 10-Q SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

4.   LITIGATION

     Dr. Warren Heller, on behalf of himself and all others similarly situated,
     v. RAM Funding Inc., Presidio AGP Corp., NorthStar Capital Investment Corp. and Charbird Enterprises, LLC, defendants, and Resources Accrued Mortgage Investors 2, L.P., as nominal defendant, Court of Chancery, New Castle County, Delaware (Case No. 18059). On or about May 19, 2000, Dr. Warren Heller, a limited partner, commenced a putative class action and derivative lawsuit in the Delaware Chancery Court seeking, among other things, monetary damages resulting from purported breaches of fiduciary duties and breaches of the Partnership's partnership agreement in connection with the March 1999 sale of the Harborista Loan and the marketing of Harbor Plaza which secured the Harborista Loan. In addition, the action alleges breaches of fiduciary duty in connection with the purported failure of the Partnership to distribute cash and the purported failure of the Partnership to enforce the provisions of the loan secured by the Reno, Nevada property. The defendants have preliminarily agreed to enter into a Memorandum of Understanding (the "MOU") settling this lawsuit. As currently contemplated, the MOU (i) provides for an $8,000,000 payment by the defendants to the Partnership and (ii) requires that the Partnership distribute to its partners the $8,000,000 payment, less fees and expenses awarded by the court to plaintiff's counsel (which amount is not expected to exceed 20% of the settlement amount), along with $1,000,000 of the Partnership's cash reserves. The MOU is subject to many conditions including execution of a definitive settlement agreement, completion of discovery by plaintiffs and court approval of the settlement following notice to limited partners. Accordingly, there can be no assurance that the settlement will be consummated on the terms currently contemplated or that the settlement will be consummated at all.

                                    10 of 15

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                          FORM 10-Q SEPTEMBER 30, 2000


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

        Liquidity and Capital Resources

        The Partnership initially invested the net proceeds of its public offering in four zero coupon first and junior mortgage loans aggregating $23,300,000. These loans were secured by properties owned principally by privately and publicly syndicated limited partnerships originally sponsored by affiliates of the general partners. The Partnership currently retains an investment in one of the original four mortgage loans, which had an initial principal balance of approximately $6,500,000. During the first quarter of 1997, the obligor under the Partnership's remaining mortgage loan wrote the property down to what its management believed to be its estimated fair market value of $15,875,000. Management of the Partnership performed its own evaluation at that time and determined that this amount was a fair estimate of the property value. The outstanding balance of the loan at December 31, 1996 was approximately $15,979,000 and it was unlikely that any additional interest accrued on the loan would ultimately be recovered from the value of the underlying property. Consequently, as of January 1, 1997 the Partnership ceased accruing interest on the loan. At September 30, 2000, the contractual balance of principal and accrued interest on this loan was $23,831,501 and the Partnership had a carrying value in this loan of $15,979,355.

        The Partnership's remaining mortgage note contains a provision which requires the borrower to provide a current appraisal based upon certain conditions, or in some cases upon request. If an appraisal indicates that the value of all indebtedness senior to and including the Partnership's loan, taking into account principal plus accrued interest in excess of 5% per annum, exceeds 85% of the then current appraised value, the borrower must repay a portion of the loan which results in the restoration of an 85% loan to value ratio.

        The Partnership was recently contacted by the borrower under its remaining mortgage loan in an effort to restructure the loan prior to its maturity (February 1, 2001). In this regard, the Partnership and the borrower are currently negotiating to modify the loan. It is expected that if the loan is modified, any such modification will contain the following terms:

                                    11 of 15

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                          FORM 10-Q SEPTEMBER 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (CONTINUED)

          1. The Partnership will agree to delay its exercise of remedies under the mortgage loan until February 28, 2003.

          2. The borrower will place in escrow a deed as well as documents necessary to convey the property, which documents will be released to the Partnership on the earlier (A) March 1, 2003, (B) at such time as a third-party purchaser is identified to acquire the property or (C) at any time after March 1, 2002 if the Partnership deems it necessary to protect its economic interest.

          3. The borrower will agree to pay debt service to the Partnership equal to all cash flow generated from the property in excess of $100,000 per year.

          4. The borrower will have an appraisal prepared on the property to determine if an excess payment is due under the appraisal provision previously described, and, if such a payment is due, to make such payment.

          5. The borrower will have the right to repay the loan after the initial maturity date, February 28, 2001, by paying to the Partnership the sum of the then unpaid principal balance of the loan together with accrued interest and other charges due under the loan and 66% of the value of the property in excess of such amount.

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

          The Partnership's level of liquidity based on cash and cash equivalents increased by $20,133 to $4,296,976 during the nine months ended September 30, 2000 as compared to December 31, 1999. The increase is due to cash provided by operating activities. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. If the proposed settlement of the class action litigation is consummated as currently contemplated, it is anticipated that the Partnership will make a distribution to its partners, upon consummation of such settlement, in an amount not less than $7,400,000 in the aggregate ($38.39 per unit). See "Item 1. Financial Statements - Note 4."

          On March 1, 1999, the Twin Oak Property was sold to an affiliate of NorthStar Capital Investment Corp. ("NorthStar") for a gross purchase price of approximately $4,150,000 (subject to customary adjustments at closing). The Twin Oak Borrower used the proceeds from the sale to repay the first mortgage to Southern Life Mortgage and on May 5, 1999, the Partnership received approximately $237,000 representing the carrying value of the Twin Oak loan. During the quarter ended December 31, 1999, the Partnership received an additional $99,156 representing residual proceeds from The Twin Oak sale and recorded such amount as loan loss recovery during the quarter ended December 31, 1999.

                                    12 of 15

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                          FORM 10-Q SEPTEMBER 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (CONTINUED)

          During the latter part of 1998 and continuing into 1999, the Partnership attempted to arrange for financing in order to satisfy the underlying First Mortgage encumbering Harbor Plaza, the property underlying the Harborista Loan, and to protect the Partnership's interest in the Harborista Loan. The Partnership was unable to obtain financing and, on March 29, 1999, the Partnership sold its interest in the Harborista Loan to the holder of the First Mortgage, 470 Atlantic Avenue Management Corp. ("470 Atlantic") for gross proceeds of $1,000,000, exclusive of legal and other costs related to the transaction of approximately $200,000.

          Following its acquisition of the Harborista Loan, 470 Atlantic foreclosed on its interests in the two mortgages and acquired Harbor Plaza. On March 29, 1999, 470 Atlantic entered into an agreement with Charbird Enterprises LLC ("Charbird"), an affiliate of NorthStar and the General Partners, for the performance of services in connection with the marketing of Harbor Plaza. Charbird assigned to NorthStar its right to receive a substantial portion of amounts paid under the Harborista Loan and NorthStar agreed to indemnify Charbird for any liabilities under the agreement. Harbor plaza was sold in December 1999 for approximately $50,500,000. Charbird received a fee of $14,050,884 under the agreement, $12,645,796 of which was paid to NorthStar. See "Item 1. Financial Statements - Note 4."

          Results of Operations

          Net income decreased for the nine month period ended September 30, 2000 as compared to the same period in 1999, due to a decrease in revenue and an increase in costs and expenses. Net income for the three months ended September 30, 2000 as compared to 1999, decreased due to an increase in costs and expenses, which was partially offset by an increase in revenue.

          Revenues decreased for the nine month period ended September 30, 2000 as compared to the same period in 1999, principally due to a decrease in other income items partially offset by an increase in short term investment interest resulting from larger cash balances available for short term investment. Revenues increased for the three months ended September 30, 2000 as compared to the same period in 1999 due to an increase in interest income, which was partially offset by a decrease in other income.

          Costs and expenses increased for the three and nine month periods ended September 30, 2000, as compared to the same periods in 1999 principally due to higher professional fees.

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

                                    13 of 15

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                          FORM 10-Q SEPTEMBER 30, 2000

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          A. Dr. Warren Heller, on behalf of himself and all others similarly situated, v. RAM Funding Inc., Presidio AGP Corp., NorthStar Capital Investment Corp., and Charbird Enterprises, LLC, defendants, and Resources Accrued Mortgage Investors 2, L.P., as nominal defendant, Court of Chancery, New Castle County, Delaware (Case No. 18059). On or about May 19, 2000, Dr. Warren Heller, a limited partner, commenced a putative class action and derivative lawsuit in the Delaware Chancery Court seeking, among other things, monetary damages resulting from purported breaches of fiduciary duties and breaches of the Partnership's partnership agreement in connection with the March 1999 sale of Harborista Loan and the marketing of Harbor Plaza which secured the Harborista Loan. In addition, the action alleges braches of fiduciary duty in connection with the purported failure of the Partnership to distribute cash and the reported failure of the general partners of the Partnership to enforce the provisions of the loan secured by the Reno, Nevada property. The defendants have preliminarily agreed to enter into a Memorandum of Understanding (the "MOU") settling this lawsuit. As currently contemplated, the MOU (i) provides for an $8,000,000 payment by the defendants to the Partnership and (ii) requires that the Partnership distribute to its partners the $8,000,000 payment, less fees and expenses awarded by the court to plaintiff's counsel (which amount is not to exceed 20% of the settlement amount), along with the $1,000,000 of the Partnership's cash reserves. The MOU is subject to many conditions including execution of a definitive settlement agreement, completion of discovery by the plaintiffs and court approval of the settlement following notice to limited partners. Accordingly, there can be no assurance that the settlement will be consummated on the terms currently contemplated or that the settlement will be consummated at all.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          A.   Exhibits: 27. Financial Data Schedule

          B. Reports on Form 8-K: On August 2, 2000, the Registrant filed an 8-K to disclose the dismissal of its prior independent auditors.



                                    14 of 15

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                          FORM 10-Q SEPTEMBER 30, 2000


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.


                            BY: RAM Funding Inc.
                                ----------------------------------------
                                Managing General Partner


                                BY:  /s/ Michael L. Ashner
                                   -----------------------------------
                                     Michael L. Ashner
                                     President and Director
                                    (Principal Executive Officer)


                                BY: /s/ CAROLYN B. TIFFANY
                                   -----------------------------------
                                    Carolyn B. Tiffany
                                    Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)



                                    Dated: November 14, 2000




                                    15 of 15