Form 10-K
period 2000-12-31
RESOURCES ACCRUED MORTGAGE INVESTORS 2 LP
filed 2001-04-02
CIK 804671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended                                        Commission File
December 31, 2000                                                 Number 0-16856

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              13-3368726
---------------------------------                            -------------------
(State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)


5 CAMBRIDGE CENTER 9TH FLOOR, CAMBRIDGE, MA                        02142
-------------------------------------------                  -------------------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code              617-234-3000
                                                             -------------------

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

                                      None

Exhibit Index:  page 36

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

INVESTMENTS OF REGISTRANT

Registrant originally invested 100% of the non-returned portion of its net proceeds in four Mortgage Loans in the original amount of $23,323,513, including interest of $23,513, one of which is still outstanding at December 31, 2000. In June 1992, the senior mortgage lender on one of Registrant's investments, the Promenade Loan, foreclosed on the property securing its loan and Registrant lost its entire investment. During 1999, Registrant received proceeds in settlement of the Harborista and Twin Oak loans. As of March 1, 2001, Registrant had an investment in one remaining Mortgage Loan in the original amount of $6,500,000. All interest and principal is due and payable at maturity and there are no current payments due. Following is a description of the status of Registrant's investments:

For the years ended December 31, 2000, 1999 and 1998, the percentage of Registrant's revenue attributable to interest on short-term investments was 100%, 67.85% and 86.16%, respectively.

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

The Sierra Loan, which bears interest at a rate of 11.22% per annum, compounded monthly and was scheduled to mature on February 28, 2001, at which time a balloon payment of $24,966,653, together with additional interest (as described below) if any, was to be due and payable, was modified on December 21, 2000. Prior to its modification, the Sierra Borrower was required to provide, on request, a current appraisal of the Sierra Property. If the sum of (i) the principal balance of the Sierra Loan plus all other then outstanding indebtedness secured by the Sierra Property plus (ii) all accrued and unpaid interest in excess of 5% per annum of the principal balance of such mortgages, exceed 85% of the current appraised value, the Sierra Borrower shall be immediately obligated to pay such excess. In the event that such excess becomes due, the Sierra Borrower may not have sufficient liquidity to satisfy its obligation to Registrant. The Sierra Borrower could be forced to sell its property or seek other relief, including protection under the bankruptcy laws. In 1997, the Managing General Partner prepared a valuation of the Sierra Property and based on that valuation, no additional amounts were then presently due. However, as a result of such valuation, the Sierra Borrower wrote the Sierra Property down on its books to what its management believed to be its estimated fair market value of $15,875,000. The Managing General Partner performed its own evaluation and determined that this estimate was a fair representation of the property value at that time. The balance of the Sierra Loan at December 31, 1996 was approximately $15,979,000 and it was unlikely that any additional interest accrued on the Sierra Loan would ultimately be recovered from the value of the underlying property. Consequently, as of January 1, 1997, Registrant ceased accruing interest on the Sierra Loan.

The Sierra Borrower advised the Registrant in 2000 that it believed that the value of the Sierra Property had increased since the beginning of 1997 and that, depending on the results of the appraisal, the value of the Registrant's mortgage loan may exceed the value at which the mortgage loan was then being carried on the Registrant's financial statements. The Sierra Borrower also requested that the Sierra Loan be restructured prior to its maturity (February 1, 2001). After extensive negotiations, on December 21, 2000 the Registrant and the Sierra Borrower agreed to modify the Sierra Loan as follows:

     1. To extend the term of the loan until February 28, 2003.

     2. The Sierra Borrower placed in escrow a deed as well as documents necessary to convey the property, which documents will be released to the Registrant on the earlier (A) March 1, 2003, (B) at such time as a third-party purchaser is identified to acquire the Sierra Property or (C) at any time after March 1, 2002 if the Registrant deems it necessary to protect its economic interest.

     3. The Sierra Borrower will pay to the Registrant to be applied towards the Sierra Loan all cash flow generated from the property in excess of $100,000 per year.

     4. The Sierra Borrower will have an appraisal prepared on the Sierra Property to determine if an excess payment as described above is due and, if such a payment is due, to make such payment. On March 27, 2001, the Registrant received an appraisal from the Borrower which valued the Sierra Property at $20,000,000. As a result, based on current information available to the Registrant, no excess payment is presently required.

     5. Sierra Borrower has the right to prepay the loan after the initial maturity date (February 2001) by paying to the Registrant the sum of the then unpaid principal balance of the loan together with accrued interest and other charges due under the loan and 66% of the value of the Sierra Property in excess of such amount.

In addition, the Registrant now has significantly more input over the operation of the Sierra Property including, the selection of the management company, leasing programs and capital improvements. In this regard, an affiliate of the Agent began providing property management services at the Sierra Property effective March 2001. In light of these enhanced rights, the Registrant believes that if the Sierra Property can be leased-up and renovated, the value of the shopping center may be significantly enhanced resulting in a loan value well in excess of the current carrying value.

In January 2000, the Partnership and Ben Farahi who, according to the Western Offer (as hereinafter defined) is a partner in the sole member of Western, entered into an agreement (the "Agreement") pursuant to which Mr. Farahi was provided with a list of limited partners of the Partnership. Shortly thereafter, Western proposed to make a tender offer for a number of Units which did not require that Western comply with Regulation 14d of the Securities Exchange Act of 1934. However, Western never made such offer.

On January 23, 2001, Western Real Estate Investments, LLC ("Western"), through its attorneys' Much Shelist Freed Denenberg Ament & Rubinstein, P.C., made an offer to purchase the Sierra Loan for $12,500,000 which offer was subsequently increased to $15,000,000 on January 26, 2001. The General Partners advised Western's attorneys that the offer was declined because the General Partners believe that the value of the Sierra Property could ultimately be well in excess of the price offered. The General Partners advised Western that if certain events favorable to the Sierra Property were to occur, the Sierra Property could have a value of as high as $19,000,000. It is the Registrant's understanding that an affiliate of Western owns the property adjacent to the Sierra Property and desires to ultimately own the Sierra Property. See "Tender Offers" below.

     B. HARBORISTA LOAN

On February 13, 1989, Registrant made a second Mortgage Loan (the "Harborista Loan") to Harborista Associates L.P. (the "Harborista Borrower"), a private limited partnership originally sponsored by Integrated, in the original principal amount of $10,000,000. The Harborista Loan was secured by an office building commonly known as the Harbor Plaza, located in Boston, Massachusetts ("Harbor Plaza"). Harbor Plaza consists of a 13-story office building on .88 acres containing approximately 334,000 square feet of rentable space, located in the Fort Point Channel section of downtown Boston. Harbor Plaza was 100% leased pursuant to a master net lease (the "Master Lease") which, subject to a right of early termination by the Harborista Borrower, expired on November 30, 1998. On March 30, 1999, Registrant sold its interest in the Harborista Loan for net proceeds of approximately $800,000

The Harborista Loan bore interest at a rate of 13.307% per annum, compounded monthly and was originally due on December 1, 1998 at which time a balloon payment of $36,568,146 would have been payable.

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

Following its acquisition of the Harborista Loan, the holder of the First Mortgage foreclosed on its interests in the two mortgages and acquired Harbor Plaza. On March 29, 1999, the holder of the First Mortgage entered into an agreement with Charbird Enterprises LLC ("Charbird"), an affiliate of Northstar and the General Partners, for the performance of services in connection with the marketing of Harbor Plaza. Charbird assigned to Northstar its right to receive a substantial portion of amounts paid under the agreement and Northstar agreed to indemnify Charbird for any liabilities under the agreement. Harbor Plaza was sold in December 1999 for approximately $50,500,000. Charbird received a fee of $14,050,884 under the agreement, $12,645,796 of which was paid to Northstar. See "Item 3. Legal Proceedings" below.

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

TENDER OFFERS

On January 17, 2001, Bighorn Associates I, LLC ("Bighorn"), an affiliate of Presidio, commenced a tender offer to acquire up to 57,000 Units for a price of $90 per unit. Subsequent to Bighorn's offer, Western commenced an offer to acquire up to 40,000 Units for a price of $97 per unit. After a series of amendments, both the Bighorn purchase price and the Western purchase price was $127 per Unit.

On March 16, 2001, Bighorn's offer expired and on March 20, 2001, Western's offer expired. Based on its filings with the Securities and Exchange Commission, Bighorn acquired 22,636 Units in its offer representing approximately 12.05% of the total outstanding Units. As of March 28, 2001, Western had not yet made its final filing with the Securities and Exchange Commission indicating the number of Units they acquired.

ITEM 2. PROPERTIES

None

ITEM 3. LEGAL PROCEEDINGS

Dr. Warren Heller, on behalf of himself and all others similarly situated, v. RAM Funding Inc., Presidio AGP Corp., NorthStar Capital Investment Corp. and Charbird Enterprises, LLC, defendants, and Resources Accrued Mortgage Investors 2, L.P., as nominal defendant, Court of Chancery, New Castle County, Delaware (Case No. 18059). On or about May 19, 2000, Dr. Warren Heller, a limited partner, commenced a putative class action and derivative lawsuit in the Delaware Chancery Court seeking, among other things, monetary damages resulting from purported breaches of fiduciary duties and breaches of the Registrant's partnership agreement in connection with the March 1999 sale of the Harborista Loan and the marketing of Harbor Plaza which secured the Harborista Loan. In addition, the action alleges breaches of fiduciary duty in connection with the purported failure of the Registrant to distribute cash and the purported failure of the Registrant to enforce the provisions of the loan secured by the Reno, Nevada property. The defendants have preliminarily agreed to enter into a Memorandum of Understanding (the "MOU") settling this lawsuit. As currently contemplated, the MOU (i) provides for an $8,000,000 payment by the defendants to the Registrant and (ii) requires that the Registrant distribute to its partners the $8,000,000 payment, less fees and expenses awarded by the court to plaintiff's counsel (which amount is not expected to exceed 20% of the settlement amount), along with $1,000,000 of the Registrant's cash reserves. The MOU is subject to many conditions including execution of a definitive settlement agreement, completion of discovery by plaintiffs and court approval of the settlement following notice to limited partners. Discovery is currently ongoing and it is anticipated that discovery will be concluded in the second quarter of 2001. Accordingly, there can be no assurance that the settlement will be consummated on the terms currently contemplated or that the settlement will be consummated at all.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

As of January 1, 2001 there were approximately 3,367 holders of Units of Registrant, owning an aggregate of 187,919 Units (including Units held by the initial limited partner).

There are no material legal restrictions set forth in the Partnership Agreement upon Registrant's present or future ability to make distributions. No distributions were made in 2000 and 1999.

On January 17, 2001, Bighorn commenced a tender offer to acquire up to 57,000 Units for a price of $90 per unit. Subsequent to Bighorn's offer, Western commenced an offer to acquire up to 40,000 Units for a price of $97 per unit. After a series of amendments, both the Bighorn purchase price and the Western purchase price was $127 per Unit.

On March 16, 2001, Bighorn's offer expired and on March 20, 2001, Western's offer expired. Based on its filings with the Securities and Exchange Commission, Bighorn acquired 22,636 Units in its offer representing approximately 12.05% of the total outstanding Units. As of March 28, 2001, Western had not yet made its final filing with the Securities and Exchange Commission indicating the number of Units they acquired.

ITEM 6. SELECTED FINANCIAL DATA.

                                                     YEAR ENDED DECEMBER 31,
                           ---------------------------------------------------------------------------

                               2000            1999            1998            1997            1996
                           -----------     -----------     -----------     -----------     -----------
Revenues                   $   252,169     $   256,051     $   168,888     $   165,064     $ 1,794,213

Net Income                 $    75,541     $   264,554     $   481,315 (2) $    72,682     $   123,888 (1)

Net Income

    Per Unit               $       .39     $      1.37     $      2.50 (2) $       .38     $       .64 (1)

Total Assets               $20,321,625     $20,288,723     $20,019,207     $19,537,040     $19,501,016

Total Partner's Equity     $20,264,310     $20,188,769     $19,924,215     $19,442,900     $19,370,218

(1)      Net of provision for loan losses of $1,515,000 or $7.86 per Unit.
(2) Net of provision for loan losses of $400,000 or $2.08 per Unit on the Twin Oak loan and recovery of loan losses of $800,000 or $4.15 per unit on the Harborista loan.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

LIQUIDITY AND CAPITAL RESOURCES

The Registrant initially invested the net proceeds of its public offering in four zero coupon first and junior mortgage loans aggregating $23,300,000. These loans were secured by properties owned principally by privately and publicly syndicated limited partnerships originally sponsored by affiliates of the general partners. The Registrant currently retains an investment in one of the original four mortgage loans, which had an initial principal balance of approximately $6,500,000. During the first quarter of 1997, the obligor under the Registrant's remaining mortgage loan wrote the property down to what its management believed to be its estimated fair market value of $15,875,000. Management of the Registrant performed its own evaluation at that time and determined that this amount was a fair estimate of the property value. The outstanding balance of the loan at December 31, 1996 was approximately $15,979,000 and it was unlikely that any additional interest accrued on the loan would ultimately be recovered from the value of the underlying property. Consequently, as of January 1, 1997 the Registrant ceased accruing interest on the loan. At December 31, 2000, the contractual balance of principal and accrued interest on this loan was $24,506,244 and the Registrant had a carrying value in this loan of $15,979,355.

The Registrant's remaining mortgage note contains a provision, which requires the borrower to provide a current appraisal based upon certain conditions or in some cases upon request. If an appraisal indicates the value of all indebtedness senior to and including the Registrant's loan, taking into account principal plus accrued interest in excess of 5% per annum, exceeds 85% of the then current appraisal, the borrower must repay the indebtedness to a point where the 85% loan to value ratio is restored.

The borrower advised the Registrant in 2000 that believes that the value of the Sierra property had increased since the beginning of 1997 and that, depending on the results of the appraisal, the value of the Registrant's mortgage loan may exceed the value at which the mortgage loan was then being carried on the Registrant's financial statements. In addition, the loan, which was scheduled to mature on February 1, 2001, was extended and modified. See "Item 8. Financial Statements and Supplementary Data", Note 4.

The Registrant's level of liquidity based on cash and cash equivalents increased by $65,427 to $4,342,270 during the year ended December 31, 2000 as compared to December 31, 1999. The increase is due to cash provided by operating activities. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Registrant. If the proposed settlement of the class action litigation is consummated as currently contemplated, it is anticipated that the Registrant will make a distribution to its partners, upon consummation of such settlement, in an amount not less than $7,400,000 in the aggregate ($38.39 per unit), $1,000,000 of which will be provided from existing capital reserves and the balance from settlement proceeds. See "Item 8. Financial Statements and Supplemental Data", Note 6.

Registrant uses working capital reserves provided from the proceeds of its public offering and subsequent settlement amounts, and interest earned thereon as its primary measure of liquidity. Registrant did not anticipate making any distributions from cash flow during its first 8 to 12 years or operations, or until such time as the Mortgage loans mature or are prepaid. Working capital reserves are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of Registrant. As of December 31, 2000, Registrant had approximately $4,337,000 invested in money market accounts which is included in cash and cash equivalents.

During the latter part of 1998 and continuing into 1999, the Registrant attempted to arrange for financing in order to satisfy the underlying First Mortgage encumbering Harbor Plaza, the property underlying the Harborista Loan, and protect the Registrant's interest in the Harborista Loan. The Registrant was unable to obtain financing and, on March 29, 1999, the Registrant sold its interest in the Harborista Loan to the holder of the First Mortgage for gross proceeds of $1,000,000, exclusive of legal and other costs related to the transaction of approximately $200,000.

Following its acquisition of the Harborista Loan, 470 Atlantic Avenue Management Corp. ("470 Atlantic") foreclosed on its interests in the two mortgages and acquired Harbor Plaza. On March 29, 1999, 470 Atlantic entered into an agreement with Charbird Enterprises LLC ("Charbird"), an affiliate of NorthStar and the General Partners, for the performance of services in connection with the marketing of Harbor Plaza. Charbird assigned to NorthStar its right to receive a substantial portion of amounts paid under the agreement and NorthStar agreed to indemnify Charbird for any liabilities under the agreement. Harbor plaza was sold in December 1999 for approximately $50,500,000. Charbird received a fee of $14,050,884 under the agreement, $12,645,796 of which was paid to NorthStar. See "Item 8. Financial Statements and Supplemental Data", Note 6.

On March 1, 1999, the Twin Oak Property was sold to an affiliate of NorthStar Capital Investment Corp. ("NorthStar") for a gross purchase price of approximately $4,150,000 (subject to customary adjustments at closing). The Twin Oak Borrower used the proceeds from the sale to repay the first mortgage to Southern Life Mortgage and on May 5, 1999, the Registrant received approximately $237,000 representing the carrying value of the Twin Oak loan. During the year ended December 31, 1999, the Registrant received an additional $99,156 representing residual proceeds from The Twin Oak sale and recorded such amount as loan loss recovery during the year ended December 31, 1999.

Recently Issued Accounting Standards

The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 2000. The Partnership believes that the effect of SFAS 133 on its financial statements will be immaterial.

REAL ESTATE MARKET

The real estate market in Reno, Nevada has begun to recover from the effects of the recession which included a substantial decline in the market value of existing properties. However, due to increased competition from newly constructed retail properties, Registrant's potential for realizing the full value of its investment in Sierra Marketplace is considered unlikely.

Inflation has not had a material effect on the Registrant's recent operations or financial condition and is not expected to have a material effect in the future. Except as discussed above, management is not aware of any other known trends, events, commitments, or uncertainties that will have a significant impact on liquidity.

RESULTS OF OPERATIONS

2000 AS COMPARED TO 1999

Net income decreased by $189,013 to $75,541 for the year ended December 31, 2000 as compared to 1999, due to a decrease in revenue and an increase in costs and expenses.

Revenues decreased by $3,882 for the year ended December 31, 2000 as compared to the same period in 1999 due to a decrease in other income items, which was substantially offset by an increase in short term investment interest resulting from larger cash balances available for investment.

Costs and expenses increased by $185,131 for the year ended December 31, 2000 as compared to the same period in 1999 due to higher professional fees in 2000 and the recovery of loan loss in 1999, relating to the Twin Oaks property.

1999 AS COMPARED TO 1998

Registrant generated net income of $264,554 for the year ended December 31, 1999, as compared to net income of $481,315 for the year ended December 31, 1998. The decrease in net income was due primarily to 1998 result including $400,000 of net loan loss recovery.

Revenues increased in 1999 to $256,051 from $168,888 in 1998 or an increase of $87,163. The increase was the result of increased investment interest of $28,218 and other income increases of $58,945.

General and administrative expenses remained relatively constant in 1999 at $90,653 compared to $87,573 in 1998 or an increase of $3,080.

Recovery of loan losses in 1999 was $99,156 from the Twin Oak property sale compared to $800,000 in 1998 from the Harborista loan sale. The decrease from 1998 was partially offset by 1998 incurring $400,000 of loan losses for the Twin Oak loan in 1998.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Registrant is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Registrant has no loans outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2 L.P.

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                      INDEX

                                                                 PAGE
                                                                NUMBER
                                                                ------

Independent Auditors' Report                                      14

Financial Statements - Years ended
  December 31, 2000, 1999 and 1998


       Balance sheets                                             16

       Statements of income                                       17

       Statement of partners' equity                              18

       Statements of cash flows                                   19

       Notes to financial statements                              20

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Partners

Resources Accrued Mortgage Investors 2, L.P.:

We have audited the accompanying balance sheet of Resources Accrued Mortgage Investors 2, L.P. (a limited partnership) (the "Partnership") as of December 31, 2000 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resources Accrued Mortgage Investors 2, L.P. (a limited partnership) as of December 31, 2000 and its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                                   /s/ Imowitz Koenig & Co., LLP

New York, New York
March 2, 2001

To the Partners of
Resources Accrued Mortgage Investors 2, L.P.
Cambridge, Massachusetts

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Resources Accrued Mortgage Investors 2 L.P. (a limited partnership) as of December 31, 1999 and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resources Accrued Mortgage Investors 2 L.P. as of December 31, 1999 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ Hays & Company

March 15, 2000
New York, New York

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                                 BALANCE SHEETS

                                                        DECEMBER 31,
                                                ---------------------------

                                                    2000            1999
                                                -----------     -----------

ASSETS

Investment in mortgage loan                     $15,979,355     $15,979,355
Cash and cash equivalents                         4,342,270       4,276,843
Other receivables                                        --          32,525
                                                -----------     -----------

        Total Assets                            $20,321,625     $20,288,723
                                                ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Accounts payable and accrued expenses           $    57,315     $    99,954
                                                -----------     -----------

        Total Liabilities                            57,315          99,954
                                                -----------     -----------

Commitments and Contingencies

Partners' Equity:

   Limited partners' equity (187,919 units
      issued and outstanding)                    19,757,727      19,684,075
   General partners' equity                         506,583         504,694
                                                -----------     -----------

     Total Partners' Equity                      20,264,310      20,188,769
                                                -----------     -----------

     Total Liabilities and Partners' Equity     $20,321,625     $20,288,723
                                                ===========     ===========



                       See notes to financial statements.

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                            STATEMENTS OF OPERATIONS

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                               --------------------------------------

                                                  2000          1999           1998
                                               ---------     ---------      ---------
Revenues:

  Short-term investment interest               $ 252,169     $ 173,731      $ 145,513
  Other income                                        --        82,320         23,375
                                               ---------     ---------      ---------

     Total revenues                              252,169       256,051        168,888
                                               ---------     ---------      ---------

Costs and Expenses:

  General and administrative                     176,628        90,653         87,573
  Recovery of loan losses                             --       (99,156)      (800,000)
  Provision for loan losses                           --            --        400,000
                                               ---------     ---------      ---------

     Total costs and expenses                    176,628        (8,503)      (312,427)
                                               ---------     ---------      ---------

  Net income                                   $  75,541     $ 264,554      $ 481,315
                                               =========     =========      =========

Net income attributable to:

  Limited partners                             $  73,652     $ 257,940      $ 469,282

  General partners                                 1,889         6,614         12,033
                                               ---------     ---------      ---------

                                               $  75,541     $ 264,554      $ 481,315
                                               =========     =========      =========

Net income per unit of limited partnership
  interest (187,919 units outstanding)         $     .39     $    1.37      $    2.50
                                               =========     =========      =========


                       See notes to financial statements.

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                          STATEMENT OF PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                  LIMITED          GENERAL         TOTAL
                                 PARTNERS'        PARTNERS'      PARTNERS'
                                  EQUITY           EQUITY         EQUITY
                                -----------     -----------     -----------
Balance - January 1, 1998       $18,956,853     $   486,047     $19,442,900

 Net income                         469,282          12,033         481,315
                                -----------     -----------     -----------

Balance - December 31, 1998      19,426,135         498,080      19,924,215

 Net income                         257,940           6,614         264,554
                                -----------     -----------     -----------

Balance - December 31, 1999      19,684,075         504,694      20,188,769

 Net income                          73,652           1,889          75,541
                                -----------     -----------     -----------

Balance - December 31, 2000     $19,757,727     $   506,583     $20,264,310
                                ===========     ===========     ===========


                       See notes to financial statements.

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                            STATEMENTS OF CASH FLOWS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------

                                                            2000             1999             1998
                                                        -----------      -----------      -----------
Cash Flows from Operating Activities:

Net income                                              $    75,541      $   264,554      $   481,315
    Adjustments to reconcile net income to
    net cash provided by operating activities:

    Recovery of loan losses                                      --          (99,156)        (800,000)
    Provision for loan losses                                    --               --          400,000

    Changes in operating assets and liabilities:

      Other receivables                                      32,525          (21,764)           1,821
      Accounts payable and accrued expenses                 (42,639)           4,962              852
                                                        -----------      -----------      -----------


Net cash provided by operating activities                    65,427          148,596           83,988
                                                        -----------      -----------      -----------

Cash Flows from Investing Activities:

  Payments received from sale of mortgage loan, net              --          800,000               --
  Mortgage loan payments received                                --          335,834               --
                                                        -----------      -----------      -----------

Cash provided by investing activities                            --        1,135,834               --
                                                        -----------      -----------      -----------

Net increase in cash and cash equivalents                    65,427        1,284,430           83,988

Cash and cash equivalents, beginning of period            4,276,843        2,992,413        2,908,425
                                                        -----------      -----------      -----------

Cash and cash equivalents, end of period                $ 4,342,270      $ 4,276,843      $ 2,992,413
                                                        ===========      ===========      ===========


                       See notes to financial statements.

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

1.   ORGANIZATION

     Resources Accrued Mortgage Investors 2, L.P. (formerly Resources Accrued Mortgage Investors L.P. - Series 87 and Resources Accrued Mortgage Investors - Series 88), a Delaware limited partnership (the "Partnership"), was formed in August 1986 under the Delaware Revised Uniform Limited Partnership Law for the purpose of investing primarily in senior and junior accrued interest mortgage loans on properties owned or acquired principally by publicly or privately syndicated limited partnerships sponsored by affiliates of Integrated Resources, Inc. ("Integrated"), the former parent of the general partners. During 1994, Integrated's indirect ownership of the managing general partner was purchased by Presidio Capital Corp. ("Presidio").

     The Partnership originally offered 400,000 units of limited partnership interest (the "Units") pursuant to the Prospectus dated April 12, 1988 (the "Prospectus"). Since all gross proceeds that were raised had not been invested or committed for investment, the Partnership was obligated, under the terms of the Prospectus, to return such uninvested funds. The Partnership distributed these funds in the amount of $19,263,445, including interest of $857,598, in August 1990. Additionally, the Partnership made a second related distribution of $606,978 on October 30, 1990.

     The managing general partner of the Partnership, RAM Funding, Inc. and the associate general partner, Presidio AGP Corp. (collectively referred to as the "General Partners") are wholly-owned subsidiaries of Presidio. The General Partners and certain affiliates of the General Partners, are general partners in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may be in the future, in direct competition with the Partnership.

     Subject to the rights of the limited partners, Presidio controls the Partnership through its indirect ownership of the General Partners. Presidio is indirectly controlled by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland Corporation.

     Presidio entered into a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar. Under the terms of the management agreement, NorthStar Presidio provides the management of Presidio's operation and its direct and indirect subsidiaries and affiliates.

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

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

1.   ORGANIZATION (CONTINUED)

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

     In accordance with the Partnership's Agreement of Limited Partnership (the "Partnership Agreement"), net income and loss, adjusted cash from operations and disposition proceeds are allocated 97.5% to the limited partners and 2.5% to the General Partners.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INVESTMENT IN MORTGAGE LOANS

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

     The Partnership accounts for its investments in mortgage loans under the following methods:

          INVESTMENT METHOD

          Mortgage loans representing transactions in which the Partnership is considered to have substantially the same risks and potential rewards as the borrower are accounted for as investments in real estate rather than as loans. Although the transactions are structured as loans, due to the terms of the zero coupon mortgage, it is not readily determinable at inception that the borrower will continue to maintain a minimum investment in the property. Under the method of accounting, the Partnership will recognize as revenue the lesser of the amount of interest as contractually provided for in the mortgage loan, or its pro rata share of the actual cash flow from operations of the underlying property inclusive of depreciation and interest expense on any senior indebtedness.

          INTEREST METHOD

          Under this method of accounting, the Partnership recognizes revenue as interest income over the term of the mortgage loan so as to produce a constant periodic rate of return. Interest income will not be recognized as revenue during periods where there are concerns about the ultimate realization of the interest or loan principal.

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Partnership's financial instruments include cash and cash equivalents and an investment in a mortgage loan. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded value.

     NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST

     Net income per unit of limited partnership interest is computed based upon the number of units outstanding (187,919) during the year.

     INCOME TAXES

     No provisions have been made for federal, state and local income taxes, since they are the personal responsibility of the partners.

     The income tax returns of the Partnership are subject to examination by federal, state and local taxing authorities. Such examinations could result in adjustments to Partnership income, which changes could effect the tax liability of the individual partners.

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Standards

     The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 2000. The Partnership believes that the effect of SFAS 133 on its financial statements will be immaterial.

3.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     For the years ended December 31, 2000, 1999 and 1998, reimbursable expenses due to NorthStar Presidio from the Partnership amounted to $ 0, $12,781 and $1,000, respectively.

     As of December 31, 2000, affiliates of Presidio had acquired 31,893 units of limited partnership interest of the Partnership. These units represent 16.972% of the issued and outstanding limited partnership units.

4.   INVESTMENTS IN MORTGAGE LOAN AND ALLOWANCE FOR LOAN LOSSES

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

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

4.   INVESTMENTS IN MORTGAGE LOAN AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

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

     On March 30, 1999, the Partnership sold its interest in Harborista Loan to 470 Atlantic for gross proceeds of $1,000,000, exclusive of legal and other costs related to the transaction of $200,000. Accordingly, the Partnership recorded $800,000 of recovery of loan losses with respect to the sale of this loan as of December 31, 1998.

     Following its acquisition of the Harborista Loan, 470 Atlantic foreclosed on its interests in the two mortgages and acquired Harbor Plaza. On March 29, 1999, 470 Atlantic entered into an agreement with Charbird Enterprises LLC ("Charbird"), an affiliate of NorthStar and the General Partners, for the performance of services in connection with the marketing of Harbor Plaza. Charbird assigned to NorthStar its right to receive a substantial portion of amounts paid under the agreement and NorthStar agreed to indemnify Charbird for any liabilities under the agreement. Harbor Plaza was sold in December 1999 for approximately $50,500,000. Charbird received a fee of $14,050,884 under the agreement, $12,645,796 of which was paid to NorthStar (see Note 6).

     TWIN OAK LOAN

     On March 1, 1999, the Twin Oak Property was sold to an affiliate of NorthStar for a gross purchase price of approximately $4,150,000 (subject to customary adjustments at closing). The Twin Oak Borrower used the proceeds from the sale to repay the first mortgage to Southern Life Mortgage and on May 5, 1999, the Partnership received approximately $237,000 representing the carrying value of the Twin Oak loan. During the quarter ended December 31, 1999, the Partnership received an additional $99,156 representing residual proceeds from The Twin Oak sale and recorded such amount as loan loss recovery during the quarter ended December 31, 1999. A $400,000 allowance for loan losses had been recorded during 1998 to reduce the carrying value of the loan to the estimated amount anticipated to be received by the Partnership.

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

4.   INVESTMENTS IN MORTGAGE LOAN AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

     SIERRA LOAN

     A $6,500,000 first mortgage loan to High Cash Partners, L.P. ("High Cash") is secured by a shopping center located in Reno, Nevada. Interest on the loan accrues at the rate of 11.22% per annum with no payments due until maturity on February 28, 2001 (see below).

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

     On June 13, 1997, the general partners of High Cash, who were formerly affiliated with the General Partners, sold their general partner interest to Pembroke HCP LLC and Pembroke AGP Corp., unaffiliated third parties.

     In December 2000, the Partnership and High Cash agreed on an extension to the loan as follows:

     1.   To extend the term of the loan until February 28, 2003.

     2. The borrower placed in escrow a deed as well as documents necessary to convey the property, which documents will be released to the Partnership on the earlier (A) March 1, 2003, (B) at such time as a third-party purchaser is identified to acquire the Sierra property or
          (C) at any time after March 1, 2002 if the Partnership deems it necessary to protect its economic interest.

     3. The borrower will pay to the Partnership, to be applied towards the Sierra loan, all cash flow generated from the property in excess of $100,000 per year.

     4. The borrower will have an appraisal prepared on the Sierra property to determine if an excess payment as described above is due and, if such a payment is due, to make such payment.

     5. The borrower has the right to prepay the loan after the initial maturity date (February 2001) by paying to the Partnership the sum of the then unpaid principal balance of the loan together with accrued interest and other charges due under the loan and 66% of the value of the Sierra property in excess of such amount.

     In addition, the Partnership now has significantly more input over the operation of the Sierra property including, the selection of the management company, leasing programs and capital improvements. In this regard, Kestrel Management Company, an affiliate of the Agent, began providing property management services at the Sierra property effective March 2001.

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

4.   INVESTMENTS IN MORTGAGE LOAN AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

     A summary of mortgage activity is as follows:

                                 INVESTMENT         INTEREST
                                   METHOD            METHOD             TOTAL
                                ------------      ------------      ------------
Balance, December 31, 1997      $         --      $ 16,616,033      $ 16,616,033
  Interest recognized                     --                --                --
  Provision for loan losses               --          (400,000)         (400,000)
  Recovery of loan losses            800,000                --           800,000
                                ------------      ------------      ------------

Balance, December 31, 1998           800,000        16,216,033        17,016,033
  Interest recognized                     --                --                --
  Recovery of loan losses                 --            99,156            99,156
  Proceeds received                 (800,000)         (335,834)       (1,135,834)
                                ------------      ------------      ------------

Balance, December 31, 1999                --        15,979,355        15,979,355
  Interest recognized                     --                --                --
                                ------------      ------------      ------------

Balance, December 31, 2000      $         --      $ 15,979,355      $ 15,979,355
                                ============      ============      ============

     Information with respect to the Partnership's mortgage loan is as follows:

                                                                       Original      Mortgage     Mortgage     Mortgage
                       Interest      Compound               Loan       Maturity       Amount      Purchased    Placement
                         Rate %       Period       Type     Date         Date        Advanced     Interest       Fees
                      ----------- -------------- ------- ---------- ------------- ------------- ------------ ------------
DESCRIPTION
-----------
SHOPPING CENTER
---------------
Sierra Marketplace
  Reno, Nevada          11.220       Monthly        1st    2/10/89     2/28/01    $   6,500,000 $         -- $    385,757
                                                                                  ============= ============ ============


                       Interest Recognized                                   Carrying Value              Contractual Balance
                    ----------------------                              ---------------------------    ----------------------------
                    December 31,  1999 and      Reserves/               December 31,    December 31,   December 31,    December 31,
                        2000        Prior      Write-offs    Proceeds       2000            1999          2000             1999
                    ------------  --------     ----------    --------   ------------    ------------   -----------     ------------
SHOPPING CENTER
---------------
Sierra Marketplace
    Reno, Nevada     $      --   $ 9,093,598   $        --   $     --  $  15,979,355   $  15,979,355  $  24,506,244    $ 21,916,707

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

5. RECONCILIATION OF NET INCOME (LOSS) AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

     The Partnership presently recognizes interest income on all of its investments in mortgage loans using the interest method for tax purposes. For financial statement purposes, mortgage loans accounted for under the investment method recognize income as described in Note 2.

     A reconciliation of net income per financial statements to the tax basis of accounting is as follows:

                                                       YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------
                                               2000             1999              1998
                                           ------------     ------------      ------------
Net income per financial statements        $     75,541     $    264,554      $    481,315

Interest income recognized for tax
   purposes in excess of amounts
   recognized for financial statements        2,516,630        2,199,756         6,383,499
Tax basis write-offs                                 --      (38,885,323)               --
Recovery of loan losses, net                         --               --          (400,000)
                                           ------------     ------------      ------------
Net (loss) income per tax basis            $  2,592,171     $(36,421,013)     $  6,464,814
                                           ============     ============      ============

The differences between the Partnership's net assets per financial statements and tax basis of accounting are as follows:

                                             YEAR ENDED DECEMBER 31,
                                           ---------------------------
                                               2000            1999
                                           -----------     -----------

Net assets per financial statements        $20,264,310     $20,188,769
Interest income recognized for tax
   purposes in excess of amounts
   recognized for financial statements       8,525,002       6,008,372
Syndication costs                            2,230,944       2,230,944
                                           -----------     -----------

Net assets per tax basis                   $31,020,256     $28,428,085
                                           ===========     ===========

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

6.   LITIGATION

     DR. WARREN HELLER, ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED,
     V. RAM FUNDING INC., PRESIDIO AGP CORP., NORTHSTAR CAPITAL INVESTMENT CORP. AND CHARBIRD ENTERPRISES, LLC, DEFENDANTS, AND RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P., AS NOMINAL DEFENDANT, Court of Chancery, New Castle County, Delaware (Case No. 18059). On or about May 19, 2000, Dr. Warren Heller, a limited partner, commenced a punitive class action and derivative lawsuit in the Delaware Chancery Court seeking, among other things, monetary damages resulting from purported breaches of fiduciary duties and breaches of the Partnership's partnership agreement in connection with the March 1999 sale of the Harborista loan and the marketing of the property which secured the Harborista loan. In addition, the action alleges breaches of fiduciary duty in connection with the purported failure of the Partnership to distribute cash and the purported failure of the Partnership to enforce the provisions of the loan secured by the Reno, Nevada property. The defendants have preliminarily agreed to enter into a Memorandum of Understanding (the "MOU") settling this lawsuit. As currently contemplated, the MOU (i) provides for an $8,000,000 payment by the defendants to the Partnership and (ii) requires that the Partnership distribute to its partners the $8,000,000 payment, less fees and expenses awarded by the court to plaintiff's counsel (which amount is not expected to exceed 20% of the settlement amount), along with $1,000,000 of the Partnership's cash reserves. The MOU is subject to many conditions including execution of a definitive settlement agreement, completion of discovery by plaintiffs and court approval of the settlement following notice to limited partners. Discovery is currently ongoing and it is anticipated that discovery will be concluded in the second quarter of 2001. Accordingly, there can be no assurance that the settlement will be consummated on the terms currently contemplated or that the settlement will be consummated at all.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective July 28,2000, the Registrant dismissed its prior Independent Auditors, Hays & Company (the "Prior Auditors"). Hays & Company's auditors' report on the balance sheets of the Registrant as of and for years ended December 31, 1999 and 1998, and the related statements of operations, partner's equity and cash flows for each of the three years in the period ended December 31, 1999, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change Independent Auditors was approved by the Registrant's managing general partner's directors. During calendar year ended 1998 and 1999 and through July 28, 2000, there were no disagreements between the Registrant and the Prior Auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of the Prior Auditors.

     Effective October 25, 2000, the Registrant engaged Imowitz Koenig & Co., LLP. as its Independent Auditors. The Registrant did not consult Imowitz Koenig & Co., LLP. regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K prior to October 25, 2000.

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

                          POSITION HELD WITH THE       HAS SERVED AS A DIRECTOR
NAME                     MANAGING GENERAL PARTNER          OR OFFICER SINCE
----                     ------------------------      ------------------------

Michael L. Ashner      President and Director                   10-99

David G. King, Jr.     Vice President                           11-97

Peter Braverman        Executive Vice President                 10-99

Lara K. Sweeney        Vice President and Secretary             10-99

Carolyn Tiffany        Vice President and Treasurer             10-99

     Michael L. Ashner, age 48, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships. Mr. Ashner also currently serves as a Director of Interstate Hotels Corporation, Nexthealth Corp., Great Bay Hotel and Casino Inc., Burnham Pacific Properties, Inc. and NBTY, Inc.

     David G. King, Jr., 38, has been a Vice President and Assistant Treasurer of NorthStar Capital Investment Corp. since November 1997. He is also a Vice President of the General Partner. For more than the previous five years he was a Senior Vice President of Finance at Olympia & York Companies (USA).

     Peter Braverman, age 49, has been a Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

     Lara K. Sweeney, age 28, has been a Senior Vice President of WFA since January 1996. Prior to joining WFA, Ms. Sweeney was an officer of NPI and NPI Management in the asset management and investor relations departments.

     Carolyn Tiffany, age 34, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA until December 1997, at which time she became the Chief Operating Officer of WFA.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

     Except as set forth below, no person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2001:

                                               NUMBER OF
         NAME OF BENEFICIAL OWNER             UNITS OWNED         % OF CLASS
         ------------------------             -----------         ----------

         Presidio Partnership II Corp.(1)       17,462               9.29%
         Bighorn Associates LLC(2)              14,122               7.515%

(1) The principal business address of Presidio Partnership II Corp., an affiliate of the General Partners, is 527 Madison Avenue, New York, New York 10022.

(2) The principal business address of Bighorn Associates LLC, an affiliate of the General Partners, is 5 Cambridge Center, 9th Floor, Cambridge, Massachusetts 02142.

On January 17, 2001, Bighorn commenced a tender offer to acquire up to 57,000 Units for a price of $90 per unit. Subsequent to Bighorn's offer, Western commenced an offer to acquire up to 40,000 Units for a price of $97 per unit. After a series of amendments, both the Bighorn purchase price and the Western purchase price was $127 per Unit.

On March 16, 2001, Bighorn's offer expired and on March 20, 2001, Western's offer expired. Based on its filings with the Securities and Exchange Commission, Bighorn acquired 22,636 Units in its offer representing approximately 12.05% of the total outstanding Units. As of March 28, 2001, Western had not yet made its final filing with the Securities and Exchange Commission indicating the number of Units they acquired.

     (b) SECURITY OWNERSHIP OF MANAGEMENT.

     At March 1, 2001, Presidio, the Managing General Partner and their affiliates, officers and directors owned as a group own 31,893 Units representing approximately 16.97% of the total number of Units outstanding. As indicated above, Bighorn acquired an additional 22,636 Units (12.05%) in its tender offer in March 2001.

     (c) CHANGES IN CONTROL.

     There exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The General Partners, during Registrant's year ended December 31, 2000, earned or received compensation or payments for services from or with respect to Registrant as follows:

                        CAPACITY IN WHICH SERVED OR
NAME OF RECIPIENT            SERVICES PERFORMED               COMPENSATION
-----------------       ---------------------------           ------------
RAM Funding, Inc.         Managing General Partner                 (1)
Presidio AGP Corp.        Associate General Partner                (1)

(1) The General Partners were not entitled to any payment for services from or with respect to Registrant, Integrated or Presidio. However, the General Partners, pursuant to the Partnership Agreement, are entitled to receive 2.5% of Registrant's income, loss, capital and distributions (2.45% to the Managing General Partner and .05% to the Associate General Partner) including without limitation Registrant's cash flow from operations and disposition proceeds. No distributions are expected to be made from operations inasmuch as all interest and principal due on the Mortgage Loans is deferred until maturity, unless there are prepayments of Mortgage Loans. For the year ended December 31, 2000, the General Partners were allocated an aggregate of $64,660 of taxable income ($63,367 to the Managing General Partner and $1,293 to the Associate General Partner).

Under the terms of a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"). NorthStar Presidio was retained to provide the day-to-day management of, among other entities, the Registrant. During the years ended December 31, 2000 and 1999, the Registrant paid NorthStar Presidio $0 and $12,781, respectively, for management and administrative services rendered. Effective October 21, 1999, Presidio retained AP-PCC III, L.P. to provide the day to day management of the Registrant.

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

(F) Modification Agreement, dated as of December 21, 2000, between High Cash Partners, L.P. and Resources Accrued Mortgage Investors 2 L.P. (incorporated by reference to Exhibit 10 of the February 9, 2001 Form 8-K)

16. Letter dated July 31, 2000 from Hays & Company (incorporated by reference to Exhibit 16 of the July 28, 2000 Form 8-K)

(B)  REPORTS ON FORM 8-K

     A Current Report on Form 8-K was filed on October 25, 2000 with respect to the Registrant's change of accountants (Item 4).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 2001.

RESOURCES ACCRUED MORTGAGE
INVESTORS 2 L.P.

By:     RAM FUNDING, INC.,
        Managing General Partner

                                                              DATE

By:     /S/ MICHAEL L. ASHNER                             March 29, 2001
        --------------------------------
        Michael L. Ashner
        President

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

       SIGNATURE                      TITLE                        DATE
       ---------                      -----                        ----

/S/ MICHAEL L. ASHNER        Director and President           March 29, 2001
--------------------------
Michael L. Ashner

/S/ CAROLYN TIFFANY          Vice President and Treasurer     March 29, 2001
--------------------------
Carolyn Tiffany

                                  EXHIBIT INDEX

                                                                          PAGE
EXHIBIT                                                                  NUMBER
-------                                                                  ------

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

(F) Modification Agreement, dated as of December 21, 2000, between High Cash Partners, L.P. and Resources Accrued
       Mortgage Investors 2 L.P. (incorporated by reference to
       Exhibit 10 of the February 9, 2001 Form 8-K)

16. Letter dated July 31, 2000 from Hays & Company (incorporated by reference to Exhibit 16 of the July 28, 2000 Form 8-K)