Form 10QSB
period 2001-03-31
RESOURCES ACCRUED MORTGAGE INVESTORS 2 LP
filed 2001-05-14
CIK 804671

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001
                                                 --------------

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

                                     1 of 14

                      RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                               FORM 10-QSB MARCH 31, 2001
                             PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)

                                                        MARCH 31,         DECEMBER 31,
                                                           2001               2000
                                                       -----------        -----------
Assets

Investments in mortgage loan, net                      $15,979,355        $15,979,355
Cash and cash equivalents                                4,369,871          4,342,270
                                                       -----------        -----------
         Total Assets                                  $20,349,226        $20,321,625
                                                       ===========        ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Accounts payable and accrued expenses                  $    41,869        $    57,315
                                                       -----------        -----------
         Total Liabilities                                  41,869             57,315
                                                       -----------        -----------

Commitments and Contingencies

Partners' Equity:
      Limited partners' equity (187,919 units
         issued and outstanding)                        19,799,698         19,757,727
      General partners' equity                             507,659            506,583
                                                       -----------        -----------
         Total Partners' Equity                         20,307,357         20,264,310
                                                       -----------        -----------
         Total Liabilities and Partners' Equity        $20,349,226        $20,321,625
                                                       ===========        ===========

                       See notes to financial statements.

                                     2 of 14

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                           FORM 10-QSB MARCH 31, 2001

STATEMENTS OF OPERATIONS (UNAUDITED)
                                                 FOR THE THREE MONTHS ENDED
                                                 --------------------------
                                                  MARCH 31,      MARCH 31,
                                                   2001           2000
                                                  -------        -------
Revenues:

      Short-term investment interest              $58,507        $56,694
      Other income                                  7,700           --
                                                  -------        -------

         Total revenues                            66,207         56,694
                                                  -------        -------

Costs and Expenses:

      General and administrative                   23,160         22,897
                                                  -------        -------

         Total costs and expenses                  23,160         22,897
                                                  -------        -------

      Net income                                  $43,047        $33,797
                                                  =======        =======

Net income attributable to:

      Limited partners                            $41,971        $32,952

      General partners                              1,076            845
                                                  -------        -------

                                                  $43,047         33,797
                                                  =======         ======

Net income per unit of limited partnership
      interest (187,919 units outstanding)        $   .22           0.18
                                                  =======           ====


                       See notes to financial statements.

                                     3 of 14

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                           FORM 10-QSB MARCH 31, 2001



STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                                    LIMITED          GENERAL          TOTAL
                                   PARTNERS'        PARTNERS'        PARTNERS'
                                    EQUITY           EQUITY           EQUITY
                                    ------           ------           ------

Balance - January 1, 2001        $19,757,727        $506,583        $20,264,310

     Net income                       41,971           1,076             43,047
                                 -----------        --------        -----------
Balance - March 31, 2001         $19,799,698        $507,659        $20,307,357
                                 ===========        ========        ===========




                       See notes to financial statements.

                                     4 of 14

                       RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                                FORM 10-QSB MARCH 31, 2001

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            FOR THE THREE MONTHS ENDED
                                                          -------------------------------
                                                           MARCH 31,            MARCH 31,
                                                             2001                2000
                                                          -----------         -----------
Cash Flows from Operating Activities:

Net income                                                $    43,047         $    33,797
      Changes in operating assets and liabilities:
         Other receivables                                       --               (13,319)
         Accounts payable and accrued expenses                (15,446)            (18,875)


Net increase in cash and cash equivalents                      27,601               1,603

Cash and cash equivalents, beginning of period              4,342,270           4,276,843
                                                          -----------         -----------

Cash and cash equivalents, end of period                  $ 4,369,871         $ 4,278,446
                                                          ===========         ===========


                       See notes to financial statements.

                                     5 of 14

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                           FORM 10-QSB MARCH 31, 2001

                          NOTES TO FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL INFORMATION

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investors 2, L.P. (the "Partnership") Annual Report on Form 10-K for the year ended December 31, 2000. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2000 was derived from audited financial statements at such date.

     The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

2.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     The managing general partner of the Partnership, RAM Funding, Inc., and the associate general partner, Presidio AGP Corp., are directly or indirectly wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). The General Partners and certain affiliates of the General Partners, are general partners in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may be in the future, in direct competition with the Partnership.

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

     As a result of this agreement, the Agent has the duty to direct the day-to-day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Partnership Agreement to, among other things, cause the Partnership to sell or acquire an asset or file for bankruptcy. The General Partners do not believe that this relationship has had or will have a material effect on the operations of the Partnership.


                                     6 of 14

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                           FORM 10-QSB MARCH 31, 2001

                          NOTES TO FINANCIAL STATEMENTS

2.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

     As of March 31, 2001, affiliates of Presidio had acquired 31,893 units of limited partnership interest of the Partnership representing 16.972% of the issued and outstanding limited partnership units.

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

     In December 2000, the Partnership and the borrower agreed on an extension to the loan as follows:

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

     4. The borrower will have an appraisal prepared on the Sierra property to determine if an excess payment was due and, if such a payment was due, to make such payment. On March 27, 2001, the Registrant received an appraisal from the borrower which valued the Sierra property at $20,000,000. As a result, based on current information available to the Partnership, no excess payment is presently required.

     5. The borrower has the right to prepay the loan after the initial maturity date (February 2001) by paying to the Partnership the sum of the then unpaid principal balance of the loan together with accrued interest and other charges due under the loan and 66% of the value of the Sierra property in excess of such amount.


                                     7 of 14

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                           FORM 10-QSB MARCH 31, 2001

                          NOTES TO FINANCIAL STATEMENTS

3.   INVESTMENTS IN MORTGAGE LOAN AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

     In addition, the Partnership now has significantly more input over the operation of the Sierra property including, the selection of the management company, leasing programs and capital improvements. In this regard, Kestrel Management, L.P., an affiliate of the Agent, began providing property management services at the Sierra property effective March 2001.

     A summary of mortgage activity is as follows:


                                             Three Months Ended                                     Year Ended
                                               March 31, 2001                                    December 31, 2000
                               ----------------------------------------------     ----------------------------------------------
                               Investment        Interest                         Investment        Interest
                                Method            Method            Total           Method           Method             Total
                               ----------      -----------        -----------     ----------       -----------        ----------
     Opening balance             $ --          $15,979,355        $15,979,355        $ --          $15,979,355        $15,979,355
     Recovery of loan losses       --                 --                 --            --                 --                 --
     Payments received, net        --                 --                 --            --                 --                 --
                                 ----          -----------        -----------        ----          -----------        -----------

     Ending balance              $ --          $15,979,355        $15,979,355        $ --          $15,979,355        $15,979,355
                                 ====          ===========        ===========        ===           ===========        ===========

     Information with respect to the Partnership's mortgage loans is as follows:

                                                                   Original    Mortgage   Mortgage     Mortgage
                         Interest    Compound             Loan     Maturity     Amount    Purchased    Placement
                          Rate %      Period     Type     Date       Date      Advanced   Interest       Fees
                         --------    ---------  ------   -------   --------   ----------  ---------    ---------
     Description
     Shopping Center
     Sierra Marketplace
        Reno, Nevada     11.220      Monthly     1st     2/10/89    2/28/01   $6,500,000  $    --      $385,757
                                                                              ==========  =========    ========

                               Interest Recognized                                  Carrying Value             Contractual Balance
                             -----------------------                           -------------------------     -----------------------
                             March 31,      1999 and    Reserves/               March 31,   December 31,     March 31,  December 31,
                               2001           Prior     Write-offs   Proceeds     2001        2000             2001        2000
                             ---------      --------    ----------   --------  -----------  ------------   -----------  ------------
     Shopping Center
     Sierra Marketplace
       Reno, Nevada          $    --       $9,093,598    $   --        $ --    $15,979,355  $15,979,355    $25,200,090  $24,506,244
                             =======       ==========    ======        ====    ===========  ===========    ===========  ===========


                                     8 of 14

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                           FORM 10-QSB MARCH 31, 2001

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


                                     9 of 14

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                           FORM 10-QSB MARCH 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

        The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

        This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

        Liquidity and Capital Resources

        The Partnership initially invested the net proceeds of its public offering in four zero coupon first and junior mortgage loans aggregating $23,300,000. These loans were secured by properties owned principally by privately and publicly syndicated limited partnerships originally sponsored by affiliates of the general partners. The Partnership currently retains an investment in one of the original four mortgage loans, which had an initial principal balance of approximately $6,500,000. During the first quarter of 1997, the obligor under the Partnership's remaining mortgage loan wrote the property down to what its management believed to be its estimated fair market value of $15,875,000. Management of the Partnership performed its own evaluation at that time and determined that this amount was a fair estimate of the property value. The outstanding balance of the loan at December 31, 1996 was approximately $15,979,000 and it was unlikely that any additional interest accrued on the loan would ultimately be recovered from the value of the underlying property. Consequently, as of January 1, 1997 the Partnership ceased accruing interest on the loan. At March 31, 2001, the contractual balance of principal and accrued interest on this loan was $25,200,090 and the Partnership had a carrying value in this loan of $15,979,355.

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

        The borrower advised the Registrant in 2000 that it believed that the value of the Sierra property had increased since the beginning of 1997 and that, depending on the results of the appraisal, the value of the Registrant's mortgage loan may exceed the value at which the mortgage loan was then being carried on the Registrant's financial statements. In addition, the loan, which was scheduled to mature on February 1, 2001, was extended and modified. See "Item 1. Financial Statements", Note 3. On


                                    10 of 14

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                           FORM 10-QSB MARCH 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (CONTINUED)

        March 27, 2001, the Registrant received an appraisal from the Borrower which valued the Sierra Property at $20,000,000. As a result, based on current information available to the Registrant, no excess payment is presently required.

        The Partnership's level of liquidity based on cash and cash equivalents increased by $27,601 to $4,369,871 during the three months ended March 31, 2001 as compared to December 31, 2000. The increase is due to cash provided by operating activities. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. If the proposed settlement of the class action litigation is consummated as currently contemplated, it is anticipated that the Partnership will make a distribution to its partners, upon consummation of such settlement, in an amount not less than $7,400,000 in the aggregate ($38.39 per unit), $1,000,000 of which will be provided from existing capital reserves and the balance from settlement proceeds. See "Item 1. Financial Statements"-Note 4.

        In January 2000, the Partnership and Ben Farahi entered into an agreement (the "Agreement") pursuant to which Mr. Farahi was provided with a list of limited partners of the Partnership. Shortly thereafter, Western Real Estate Investments, LLC ("Western"), an entity in which Farahi is the sole member, proposed to make a tender offer for a number of Units which did not require that Western comply with Regulation 14d of the Securities Exchange Act of 1934. However, Western never made such offer.

        On January 23, 2001, Western, through its attorneys' Much Shelist Freed Denenberg Ament & Rubinstein, P.C., made an offer to purchase the Sierra Loan for $12,500,000 which offer was subsequently increased to $15,000,000 on January 26, 2001. The General Partners advised Western's attorneys that the offer was declined because the General Partners believe that the value of the Sierra Property could ultimately be well in excess of the price offered. The General Partners advised Western that if certain events favorable to the Sierra Property were to occur, the Sierra Property could have a value of as high as $19,000,000. It is the Registrant's understanding that an affiliate of Western owns the property adjacent to the Sierra Property and desires to ultimately own the Sierra Property.

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

        On March 16, 2001, Bighorn's offer expired and on March 20, 2001, Western's offer expired. Based on its filings with the Securities and Exchange Commission, Bighorn acquired 22,636 Units in its offer representing approximately 12.05% of the total outstanding Units. As of May 9, 2001, Western had not yet made its final filing with the Securities and Exchange Commission indicating the number of Units they acquired.


                                    11 of 14

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                           FORM 10-QSB MARCH 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (CONTINUED)

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

        Results of Operations

        Net income increased by $9,250 for the three month period ended March 31, 2001 as compared to the same period in 2000, due to increases in revenues and in costs and expenses. Revenues increased by $9,513 for the three month period ended March 31, 2001 as compared to the same period in 2000, due to an increase in transfer fees (other income) and a slight increase in short term investment interest resulting from larger cash balances available for short term investment.

        Costs and expenses for the three month period ended March 31, 2001, as compared to the same period in 2000 remained relatively constant.

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

                           FORM 10-QSB MARCH 31, 2001

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


                                    13 of 14

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                           FORM 10-QSB MARCH 31, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                           BY: RAM Funding Inc.
                               -----------------------------------------------
                               Managing General Partner


                               BY:  /s/ MICHAEL L. ASHNER
                                   -------------------------------------------
                                   Michael L. Ashner
                                   President and Director
                                   (Principal Executive Officer)


                               BY:  /s/ CAROLYN B. TIFFANY
                                   -------------------------------------------
                                   Carolyn B. Tiffany
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)


                                    Dated: May 14, 2001



                                    14 of 14