Form 10QSB
period 2001-06-30
RESOURCES ACCRUED MORTGAGE INVESTORS 2 LP
filed 2001-08-14
CIK 804671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-16856


                  Resources Accrued Mortgage Investors 2, L.P.
                  ---------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Delaware                                   13-3368726
---------------------------------------      -----------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

    7 Bulfinch Place, Boston, MA                            02114
---------------------------------------                  ----------
(Address of principal executive office)                  (Zip Code)

        Registrant's telephone number, including area code (617) 570-4600


           Five Cambridge Center, 9th Floor, Cambridge, MA 02142-1493
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                            FORM 10-QSB JUNE 30, 2001
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)

                                                       JUNE 30,     DECEMBER 31,
                                                        2001            2000
                                                     -----------    ------------
ASSETS

Investments in mortgage loan, net                    $15,979,355     $15,979,355
Cash and cash equivalents                              4,864,933       4,342,270
                                                     -----------     -----------
     Total Assets                                    $20,844,288     $20,321,625
                                                     ===========     ===========
LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Accounts payable and accrued expenses                $    37,952     $    57,315
                                                     -----------     -----------
     Total Liabilities                                    37,952          57,315
                                                     -----------     -----------
Commitments and Contingencies

Partners' Equity:

  Limited partners' equity (187,919 units
   issued and outstanding)                            20,286,202      19,757,727
  General partners' equity                               520,134         506,583
                                                     -----------     -----------
     Total Partners' Equity                           20,806,336      20,264,310
                                                     -----------     -----------
     Total Liabilities and Partners' Equity          $20,844,288     $20,321,625
                                                     ===========     ===========







                       See notes to financial statements.

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                            FORM 10-QSB JUNE 30, 2001


STATEMENTS OF OPERATIONS (UNAUDITED)
                                                       FOR THE SIX MONTHS ENDED
                                                       -------------------------
                                                       JUNE 30,       JUNE 30,
                                                        2001            2000
                                                       --------       --------

Revenues:

  Short-term investment interest                       $104,271       $118,841
  Other income                                            7,850           --
  Interest income on mortgage loans                     533,172           --
                                                       --------       --------
       Total revenues                                   645,293        118,841
                                                       --------       --------
Costs and Expenses:

     General and administrative                         103,267         72,687
                                                       --------       --------
       Total costs and expenses                         103,267         72,687
                                                       --------       --------
     Net income                                        $542,026       $ 46,154
                                                       ========       ========
Net income attributable to:

     Limited partners                                  $528,475       $ 45,000

     General partners                                    13,551          1,154
                                                       --------       --------
                                                       $542,026       $ 46,154
                                                       ========       ========
Net income per unit of limited partnership
  interest (187,919 units outstanding)                 $   2.81       $    .24
                                                       ========       ========







                       See notes to financial statements.

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                            FORM 10-QSB JUNE 30, 2001


STATEMENTS OF OPERATIONS (UNAUDITED)
                                                      FOR THE THREE MONTHS ENDED
                                                      --------------------------
                                                       JUNE 30,       JUNE 30,
                                                        2001            2000
                                                      ---------       --------

Revenues:

     Short-term investment interest                    $ 45,764       $ 62,147
     Other income                                           150           --
     Interest income on mortgage loans                  533,172           --
                                                       --------       --------
        Total revenues                                  579,086         62,147
                                                       --------       --------
Costs and Expenses:

     General and administrative                          80,107         49,790
                                                       --------       --------
        Total costs and expenses                         80,107         49,790
                                                       --------       --------
     Net income                                        $498,979       $ 12,357
                                                       ========       ========
Net income attributable to:

     Limited partners                                  $486,504       $ 12,048

     General partners                                    12,475            309
                                                       --------       --------
                                                       $498,979       $ 12,357
                                                       ========       ========
Net income per unit of limited partnership
      interest (187,919 units outstanding)             $   2.59       $    .06
                                                       ========       ========







                       See notes to financial statements.

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                            FORM 10-QSB JUNE 30, 2001


STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                                       LIMITED         GENERAL          TOTAL
                                      PARTNERS'       PARTNERS'       PARTNERS'
                                        EQUITY         EQUITY          EQUITY
                                     -----------     -----------     -----------
Balance - January 1, 2001            $19,757,727     $   506,583     $20,264,310

   Net income                            528,475          13,551         542,026
                                     -----------     -----------     -----------
Balance - June 30, 2001              $20,286,202     $   520,134     $20,806,336
                                     ===========     ===========     ===========












                       See notes to financial statements.

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                            FORM 10-QSB JUNE 30, 2001


STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      FOR THE SIX MONTHS ENDED
                                                     --------------------------
                                                       JUNE 30,        JUNE 30,
                                                         2001           2000
                                                     -----------    -----------
Cash Flows from Operating Activities:

Net income                                           $   542,026    $    46,154
   Changes in operating assets and liabilities:
     Other receivables                                      --           32,525
     Accounts payable and accrued expenses               (19,363)       (73,044)
                                                     -----------    -----------

Net cash provided by operating activities                522,663          5,635
                                                     -----------    -----------

Net increase in cash and cash equivalents                522,663          5,635

Cash and cash equivalents, beginning of period         4,342,270      4,276,843
                                                     -----------    -----------
Cash and cash equivalents, end of period             $ 4,864,933    $ 4,282,478
                                                     ===========    ===========











                       See notes to financial statements.

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                            FORM 10-QSB JUNE 30, 2001

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

     The results of operations for the six and three months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                            FORM 10-QSB JUNE 30, 2001

                          NOTES TO FINANCIAL STATEMENTS



2.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

     As of August 14, 2001, affiliates of Presidio had acquired 56,907 units of limited partnership interest of the Partnership representing 30.28% of the issued and outstanding limited partnership units.

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

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                            FORM 10-QSB JUNE 30, 2001

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

     In June 2001, the Partnership received $533,172 in excess cash flow, which has been applied against the outstanding contractual principal balance.

     A summary of mortgage activity is as follows:

                                            Six months Ended                            Year Ended
                                             June 30, 2001                          December 31, 2000
                               ---------------------------------------   ---------------------------------------
                               Investment      Interest                  Investment      Interest
                                 Method         Method        Total        Method         Method        Total
                               -----------   -----------   -----------   -----------   -----------   -----------
     Opening balance           $      --     $15,979,355   $15,979,355   $      --     $15,979,355   $15,979,355
     Recovery of loan losses          --            --            --            --            --            --
     Payments received, net           --            --            --            --            --            --
                               -----------   -----------   -----------   -----------   -----------   -----------
     Ending balance            $      --     $15,979,355   $15,979,355   $      --     $15,979,355   $15,979,355
                               ===========   ===========   ===========   ===========   ===========   ===========

     Information with respect to the Partnership's mortgage loans is as follows:

                                                                      Original    Mortgage    Mortgage    Mortgage
                               Interest   Compound           Loan     Maturity     Amount     Purchased   Placement
                                Rate %     Period    Type    Date       Date      Advanced    Interest      Fees
                               --------   --------   ----   -------   --------   ----------   ---------   ---------
     Description
     Shopping Center
     Sierra Marketplace
       Reno, Nevada             11.220    Monthly    1st    2/10/89   2/28/01    $6,500,000   $    --     $385,757
                                                                                 ==========   =========   =========

                       Interest Recognized                                Carrying Value         Contractual Balance
                       --------------------                        -------------------------  -------------------------
                        June 30,  2000 and    Reserves/               June 30,  December 31,    June 30,   December 31,
                          2001     Prior     Write-offs  Proceeds       2001        2000          2001         2000
                      ---------- ----------  ----------  --------  -----------  ------------  -----------  ------------
     Shopping Center
     Sierra
     Marketplace
       Reno, Nevada   $ 533,172  $9,093,598    $   --     $   --   $15,979,355  $15,979,355   $25,373,653  $24,506,244
                      =========  ==========    =======    =======  ===========  ===========   ===========  ===========

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                            FORM 10-QSB JUNE 30, 2001

                          NOTES TO FINANCIAL STATEMENTS


4.   LITIGATION

     Dr. Warren Heller, on behalf of himself and all others similarly situated,
     v. RAM Funding Inc., Presidio AGP Corp., NorthStar Capital Investment Corp. and Charbird Enterprises, LLC, defendants, and Resources Accrued Mortgage Investors 2, L.P., as nominal defendant, Court of Chancery, New Castle County, Delaware (Case No. 18059). On or about May 19, 2000, Dr. Warren Heller, a limited partner, commenced a putative class action and derivative lawsuit in the Delaware Chancery Court seeking, among other things, monetary damages resulting from purported breaches of fiduciary duties and breaches of the Partnership's partnership agreement in connection with the March 1999 sale of the Harborista Loan and the marketing of Harbor Plaza which secured the Harborista Loan. In addition, the action alleges breaches of fiduciary duty in connection with the purported failure of the Partnership to distribute cash and the purported failure of the Partnership to enforce the provisions of the loan secured by the Reno, Nevada property. The defendants have preliminarily agreed to enter into a Memorandum of Understanding (the "MOU") settling this lawsuit. As currently contemplated, the MOU (i) provides for an $8,000,000 payment by the defendants to the Partnership and (ii) requires that the Partnership distribute to its partners the $8,000,000 payment, less fees and expenses awarded by the court to plaintiff's counsel (which amount is not expected to exceed 20% of the settlement amount), along with $1,000,000 of the Partnership's cash reserves. The MOU is subject to many conditions including execution of a definitive settlement agreement, completion of discovery by plaintiffs and court approval of the settlement following notice to limited partners. Discovery is currently ongoing and it is anticipated that discovery will be concluded in the third quarter of 2001. Accordingly, there can be no assurance that the settlement will be consummated on the terms currently contemplated or that the settlement will be consummated at all.

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                            FORM 10-QSB JUNE 30, 2001


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

     Liquidity and Capital Resources

     The Partnership initially invested the net proceeds of its public offering in four zero coupon first and junior mortgage loans aggregating $23,300,000. These loans were secured by properties owned principally by privately and publicly syndicated limited partnerships originally sponsored by affiliates of the general partners. The Partnership currently retains an investment in one of the original four mortgage loans, which had an initial principal balance of approximately $6,500,000. During the first quarter of 1997 the obligor under the Partnership's remaining mortgage loan wrote the property down to what its management believed to be its estimated fair market value of $15,875,000. Management of the Partnership performed its own evaluation at that time and determined that this amount was a fair estimate of the property value. The outstanding balance of the loan at December 31, 1996 was approximately $15,979,000 and it was unlikely that any additional interest accrued on the loan would ultimately be recovered from the value of the underlying property. Consequently, as of January 1, 1997 the Partnership ceased accruing interest on the loan. At June 30, 2001, the contractual balance of principal and accrued interest on this loan was $25,373,653 and the Partnership had a carrying value in this loan of $15,979,355.

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

     The borrower advised the Partnership in 2000 that it believed that the value of the Sierra property had increased since the beginning of 1997 and that, depending on the results of the appraisal, the value of the Partnership's mortgage loan may exceed the value at which the mortgage loan was then being carried on the Partnership's financial statements. In addition, the loan, which was scheduled to mature on February 1, 2001, was extended and modified. See "Item 1. Financial Statements", Note 3. On March 27, 2001, the Partnership received an appraisal from the Borrower which valued the Sierra Property at $20,000,000. As a result, based on current information available to the Partnership, no excess payment is presently required.

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                            FORM 10-QSB JUNE 30, 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (CONTINUED)

     In June 2001, the Partnership received $533,172 in excess cash flow, which has been applied against the outstanding contractual principal balance. See "Item 1. Financial Statements" - Note 3.

     The Partnership's level of liquidity based on cash and cash equivalents increased by $522,663 to $4,864,933 during the six months ended June 30, 2001 as compared to December 31, 2000. The increase is due to cash provided by operating activities. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. If the proposed settlement of the class action litigation is consummated as currently contemplated, it is anticipated that the Partnership will make a distribution to its partners, upon consummation of such settlement, in an amount not less than $7,400,000 in the aggregate ($38.39 per unit), $1,000,000 of which will be provided from existing capital reserves and the balance from settlement proceeds. See "Item 1. Financial Statements" - Note 4.

     On January 23, 2001, Western, through its attorneys, made an offer to purchase the Sierra Loan for $12,500,000 which offer was subsequently increased to $15,000,000 on January 26, 2001. The General Partners advised Western's attorneys that the offer was declined because the General Partners believe that the value of the Sierra Property could ultimately be well in excess of the price offered. The General Partners advised Western that if certain events favorable to the Sierra Property were to occur, the Sierra Property could have a value of as high as $19,000,000. It is the Partnership's understanding that an affiliate of Western owns the property adjacent to the Sierra Property.

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

     On March 16, 2001, Bighorn's offer expired and on March 20, 2001, Western's offer expired. Based on the filings made with the Securities and Exchange Commission, Bighorn and Western acquired 22,636 units and 6,678 units, respectively, in their offer representing approximately 12.05% and 3.55%, respectively, of the total outstanding units.

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

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                            FORM 10-QSB JUNE 30, 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (CONTINUED)

     Recently Issued Accounting Standards (Continued)

     In July 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement will not affect the Partnership's financial statements.

     In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not have a material effect on the Partnership's financial statements.

     Results of Operations

     Net income increased for the three and six month period ended June 30, 2001 as compared to the same period in 2000, due to increases in revenues which was partially offset by an increase in costs and expenses.

     Revenues increased for the three and six month periods ended June 30, 2001 as compared to the same periods in 2000, principally due to an increase in interest income on mortgage loans which was partially offset by a decrease in short-term investment interest resulting from lower cash balances available for short-term investment. Interest income on mortgage loans increased due to the receipt of cash flow from the property which secures the Partnerships mortgage loan.

     Costs and expenses increased for the three and six month periods ended June 30, 2001, as compared to the same periods in 2000 principally due to higher professional fees.

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

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                            FORM 10-QSB JUNE 30, 2001


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     A. Dr. Warren Heller, on behalf of himself and all others similarly situated, v. RAM Funding Inc., Presidio AGP Corp., NorthStar Capital Investment Corp. and Charbird Enterprises, LLC, defendants, and Resources Accrued Mortgage Investors 2, L.P., as nominal defendant, Court of Chancery, New Castle County, Delaware (Case No. 18059). On or about May 19, 2000, Dr. Warren Heller, a limited partner, commenced a punitive class action and derivative lawsuit in the Delaware Chancery Court seeking, among other things, monetary damages resulting from purported breaches of fiduciary duties and breaches of the Partnership's partnership agreement in connection with the March 1999 sale of the Harborista loan and the marketing of the property which secured the Harborista loan. In addition, the action alleges breaches of fiduciary duty in connection with the purported failure of the Partnership to distribute cash and the purported failure of the Partnership to enforce the provisions of the loan secured by the Reno, Nevada property. The defendants have preliminarily agreed to enter into a Memorandum of Understanding (the "MOU") settling this lawsuit. As currently contemplated, the MOU (i) provides for an $8,000,000 payment by the defendants to the Partnership and (ii) requires that the Partnership distribute to its partners the $8,000,000 payment, less fees and expenses awarded by the court to plaintiff's counsel (which amount is not expected to exceed 20% of the settlement amount), along with $1,000,000 of the Partnership's cash reserves. The MOU is subject to many conditions including execution of a definitive settlement agreement, completion of discovery by plaintiffs and court approval of the settlement following notice to limited partners. Discovery is currently ongoing and it is anticipated that discovery will be concluded in the third quarter of 2001. Accordingly, there can be no assurance that the settlement will be consummated on the terms currently contemplated or that the settlement will be consummated at all.

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                            FORM 10-QSB JUNE 30, 2001


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.



                            BY: RAM Funding Inc.
                                ------------------------------------------------
                                Managing General Partner



                                BY: /s/ MICHAEL L. ASHNER
                                    --------------------------------------------
                                    Michael L. Ashner
                                    President and Director
                                    (Principal Executive Officer)


                                BY: /s/ CAROLYN B. TIFFANY
                                    --------------------------------------------
                                    Carolyn B. Tiffany
                                    Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)




                                    Dated:  August 14, 2001