Form 10QSB
period 2001-09-30
RESOURCES ACCRUED MORTGAGE INVESTORS 2 LP
filed 2001-11-14
CIK 804671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2001
                                               ------------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-16856

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                       13-3368726
---------------------------------------     ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)


     7 BULFINCH PLACE, BOSTON, MA                         02114
---------------------------------------     ------------------------------------
 (Address of principal executive office)                (Zip Code)


Registrant's telephone number, including area code    (617) 570-4600
                                                      ----------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

                                     1 of 16

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)

                                                SEPTEMBER 30,   DECEMBER 31,
                                                    2001            2000
                                                -------------   ------------
ASSETS
Investments in mortgage loan, net .............  $15,979,355    $15,979,355
Cash and cash equivalents .....................    5,187,410      4,342,270
                                                 -----------    -----------
         Total Assets .........................  $21,166,765    $20,321,625
                                                 ===========    ===========
LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Accounts payable and accrued expenses .........  $    43,661    $    57,315
                                                 -----------    -----------
         Total Liabilities ....................       43,661         57,315
                                                 -----------    -----------
Commitments and Contingencies

Partners' Equity:

      Limited partners' equity (187,919 units
         issued and outstanding) ..............   20,595,051     19,757,727
      General partners' equity ................      528,053        506,583
                                                 -----------    -----------
         Total Partners' Equity ...............   21,123,104     20,264,310
                                                 -----------    -----------
         Total Liabilities and Partners' Equity  $21,166,765    $20,321,625
                                                 ===========    ===========





                       See notes to financial statements.

                                     2 of 16

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

STATEMENTS OF OPERATIONS (UNAUDITED)              FOR THE NINE MONTHS ENDED
                                               SEPTEMBER 30,    SEPTEMBER 30,
                                                   2001            2000
                                               -------------    -------------
Revenues:
      Short-term investment interest .........  $147,422         $184,889
      Interest income on mortgage loans ......   827,947             --
      Other income ...........................    12,850             --
                                                --------         --------
         Total revenues ......................   988,219          184,889
                                                --------         --------
Costs and Expenses:
      General and administrative .............   129,425          131,562
                                                --------         --------
         Total costs and expenses ............   129,425          131,562
                                                --------         --------
      Net income .............................  $858,794         $ 53,327
                                                ========         ========
Net income attributable to:
      Limited partners .......................  $837,324         $ 51,994
      General partners .......................    21,470            1,333
                                                --------         --------
                                                $858,794         $ 53,327
                                                ========         ========
Net income per unit of limited partnership
      interest (187,919 units outstanding) ...  $   4.46         $    .28
                                                ========         =========




                       See notes to financial statements.

                                     3 of 16

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

STATEMENTS OF OPERATIONS (UNAUDITED)             FOR THE THREE MONTHS ENDED
                                             SEPTEMBER 30,     SEPTEMBER 30,
                                                 2001             2000
                                             -------------     -------------
Revenues:
      Short-term investment interest .......    $ 43,151         $ 66,048
      Interest income on mortgage loans ....     294,775             --
      Other income .........................       5,000             --
                                                --------         --------
         Total revenues ....................     342,926           66,048
                                                --------         --------
Costs and Expenses:
      General and administrative ...........      26,158           58,875
                                                --------         --------
         Total costs and expenses ..........      26,158           58,875
                                                --------         --------
      Net income ...........................    $316,768         $  7,173
                                                ========         ========
Net income attributable to:
      Limited partners .....................    $308,849         $  6,994
      General partners .....................       7,919              179
                                                --------         --------
                                                $316,768         $  7,173
                                                ========         ========
Net income per unit of limited partnership
      interest (187,919 units outstanding) .    $   1.64         $    .04
                                                ========         ========




                       See notes to financial statements.

                                     4 of 16

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                                   LIMITED       GENERAL        TOTAL
                                   PARTNERS'    PARTNERS'     PARTNERS'
                                   EQUITY        EQUITY        EQUITY
                                 -----------   -----------   -----------
Balance - January 1, 2001 ...... $19,757,727   $   506,583   $20,264,310
    Net income .................     837,324        21,470       858,794
                                 -----------   -----------   -----------
Balance - September 30, 2001.... $20,595,051   $   528,053   $21,123,104
                                 ===========   ===========   ===========


                       See notes to financial statements.

                                     5 of 16

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30   SEPTEMBER 30,
                                                       2001           2000
                                                    ------------   -------------
Cash Flows from Operating Activities:

Net income .......................................   $   858,794    $    53,327
      Changes in operating assets and liabilities:
         Other receivables .......................          --           32,525
         Accounts payable and accrued expenses ...       (13,654)       (65,719)
                                                     -----------    -----------
Net cash provided by operating activities ........       845,140         20,133
                                                     -----------    -----------
Net increase in cash and cash equivalents ........       845,140         20,133
Cash and cash equivalents, beginning of period ...     4,342,270      4,276,843
                                                     -----------    -----------
Cash and cash equivalents, end of period .........   $ 5,187,410    $ 4,296,976
                                                     ===========    ===========





                       See notes to financial statements.

                                     6 of 16

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

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

     The results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

                                     7 of 16

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

                          NOTES TO FINANCIAL STATEMENTS

2.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

     As of October 31, 2001, affiliates of Presidio had acquired 58,144 units of limited partnership interest of the Partnership. These units represent 30.94% of the issued and outstanding limited partnership units.

3.   INVESTMENTS IN MORTGAGE LOAN AND ALLOWANCE FOR LOAN LOSSES

     The Partnership, which originally invested in zero-coupon, nonrecourse senior and junior mortgage loans, currently holds an interest in one outstanding mortgage loan. During the first quarter of 1997, the borrower under the Partnership's remaining mortgage loan ("Sierra loan") wrote the property down to what its management believed to be its estimated fair market value of $15,875,000. Management of the Partnership performed its own evaluation at that time and determined that this amount was a fair estimate of the property value. The outstanding balance of the loan at December 31, 1996 was approximately $15,979,000 and it was unlikely that any additional interest accrued on the Sierra loan would ultimately be recovered from the value of the underlying property. Consequently, as of January 1, 1997 the Partnership ceased accruing interest on the Sierra loan.

     In December 2000, the Partnership and the borrower agreed on an extension to the Sierra loan as follows:

     1.   To extend the term of the Sierra loan until February 28, 2003.

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

     In addition, the Partnership now has significantly more input over the operation of the Sierra property including, the selection of the management company, leasing programs and capital improvements. In this regard, Kestrel Management L.P., an affiliate of the Agent, began providing property management services at the Sierra property effective March 2001.

                                     8 of 16

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

                          NOTES TO FINANCIAL STATEMENTS

3.   INVESTMENTS IN MORTGAGE LOAN AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

     During the nine months ended September 30, 2001, the Partnership had received $827,947 in excess cash flow, which has been applied against the outstanding contractual principal balance.

     A summary of mortgage activity is as follows:


                                                 Nine Months Ended                                 Year Ended
                                                September 30, 2001                             December 31, 2000
                                   ---------------------------------------------- ---------------------------------------------
                                    Investment      Interest                       Investment      Interest
                                      Method         Method           Total          Method         Method           Total
                                   ------------- ---------------  --------------- ------------- ---------------  --------------
Opening balance .................   $      --          $15,979,355   $15,979,355  $     --         $15,979,355     $15,979,355
Recovery of loan losses .........          --             --               --           --             --              --
Payments received, net ..........          --             --               --           --             --              --
                                    -----------        -----------   -----------  -----------      -----------     -----------
Ending balance ..................   $      --          $15,979,355   $15,979,355  $     --           $15,979,355     $15,979,355
                                    ===========        ===========   ===========  ===========      ===========     ===========


Information with respect to the Partnership's mortgage loans is as follows:


                                                                                  Original     Mortgage       Mortgage     Mortgage
                                 Interest     Compound                  Loan      Maturity      Amount       Purchased     Placement
                                  Rate %       Period        Type       Date        Date       Advanced       Interest       Fees
                                ------------ ------------ ----------- ---------- ----------- -------------  ------------- ----------
           Description
           Shopping Center
           Sierra Marketplace
              Reno, Nevada .....  11.220       Monthly       1st       2/10/89    2/28/01    $   6,500,000   $    --      $  385,757
                                                                                             =============   ============ ==========


                        Interest Recognized                                      Carrying Value              Contractual Balance
                   ------------------------------                       ------------------------------  ----------------------------
                   September 30,     2000 and     Reserves/               September 30,   December 31,  September 30,   December 31,
                       2001           Prior       Write-offs   Proceeds       2001           2000          2001            2000
                   -------------   -------------  ----------   -------- ---------------   ------------  -------------   -----------
Shopping Center
Sierra
Marketplace
  Reno, Nevada ...  $ 827,947       $  9,093,598   $    --      $     --   $15,979,355     $15,979,355   $25,793,281     $24,506,244
                    =========       ============   =========    ========== ===========     ===========   ===========     ===========


                                     9 of 16

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

                          NOTES TO FINANCIAL STATEMENTS

4.   LITIGATION

     Dr. Warren Heller, on behalf of himself and all others similarly situated,
     v. RAM Funding Inc., Presidio AGP Corp., NorthStar Capital Investment Corp. and Charbird Enterprises, LLC, defendants, and Resources Accrued Mortgage Investors 2, L.P., as nominal defendant, Court of Chancery, New Castle County, Delaware (Case No. 18059). On or about May 19, 2000, Dr. Warren Heller, a limited partner, commenced a putative class action and derivative lawsuit in the Delaware Chancery Court seeking, among other things, monetary damages resulting from purported breaches of fiduciary duties and breaches of the Partnership's partnership agreement in connection with the March 1999 sale of the Harborista Loan and the marketing of Harbor Plaza which secured the Harborista Loan. In addition, the action alleges breaches of fiduciary duty in connection with the purported failure of the Partnership to distribute cash and the purported failure of the Partnership to enforce the provisions of the loan secured by the Reno, Nevada property. The defendants have preliminarily agreed to enter into a Memorandum of Understanding (the "MOU") settling this lawsuit. As currently contemplated, the MOU (i) provides for an $8,000,000 payment by the defendants to the Partnership and (ii) requires that the Partnership distribute to its partners the $8,000,000 payment, less fees and expenses awarded by the court to plaintiff's counsel (which amount is not expected to exceed 20% of the settlement amount), along with $1,000,000 of the Partnership's cash reserves, unless previously distributed. The MOU is subject to many conditions including execution of a definitive settlement agreement, completion of discovery by plaintiffs and court approval of the settlement following notice to limited partners. Discovery is currently ongoing and it is anticipated that discovery will be concluded in the fourth quarter of 2001. Accordingly, there can be no assurance that the settlement will be consummated on the terms currently contemplated or that the settlement will be consummated at all.

                                    10 of 16

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

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

        Liquidity and Capital Resources

        The Partnership initially invested the net proceeds of its public offering in four zero coupon first and junior mortgage loans aggregating $23,300,000. These loans were secured by properties owned principally by privately and publicly syndicated limited partnerships originally sponsored by affiliates of the general partners. The Partnership currently retains an investment in one of the original four mortgage loans, which had an initial principal balance of approximately $6,500,000. During the first quarter of 1997, the obligor under the Partnership's remaining mortgage loan wrote the property down to what its management believed to be its estimated fair market value of $15,875,000. Management of the Partnership performed its own evaluation at that time and determined that this amount was a fair estimate of the property value. The outstanding balance of the loan at December 31, 1996 was approximately $15,979,000 and it was unlikely that any additional interest accrued on the loan would ultimately be recovered from the value of the underlying property. Consequently, as of January 1, 1997 the Partnership ceased accruing interest on the loan. At September 30, 2001, the contractual balance of principal and accrued interest on this loan was $25,793,281 and the Partnership had a carrying value in this loan of $15,979,355.

        The Partnership's remaining mortgage note contains a provision which requires the borrower to provide a current appraisal based upon certain conditions, or in some cases upon request. If an appraisal indicates the value of all indebtedness senior to and including the Partnership's loan, taking into account principal plus accrued interest in excess of 5% per annum, exceeds 85% of the then current appraised value, the borrower must repay the indebtedness to a point where the 85% loan to value ratio is restored.

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

        During the nine months ended September 30, 2001, the Partnership received $827,947 in excess cash flow, which has been applied against the outstanding contractual principal balance. See "Item 1. Financial Statements" - Note 3.

                                    11 of 16

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (CONTINUED)

        The Partnership's level of liquidity based on cash and cash equivalents increased by $845,140 to $5,187,410 during the nine months ended September 30, 2001 as compared to December 31, 2000. The increase is due to cash provided by operating activities. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. If the proposed settlement of the class action litigation is consummated as currently contemplated, it is anticipated that the Partnership will make a distribution to its partners, upon consummation of such settlement, in an amount not less than $7,400,000 in the aggregate ($38.39 per unit), $1,000,000 of which will be provided from existing capital reserves and the balance from settlement proceeds. See "Item 1. Financial Statements-Note 4." and subsequent event below.

        On January 23, 2001, Western Real Estate Investments, LLC ("Western"), through its attorneys, made an offer to purchase the Sierra loan for $12,500,000 which offer was subsequently increased to $15,000,000 on January 26, 2001. The General Partners advised Western's attorneys that the offer was declined because the General Partners believe that the value of the Sierra Property could ultimately be well in excess of the price offered. The General Partners advised Western that if certain events favorable to the Sierra Property were to occur, the Sierra Property could have a value of as high as $19,000,000. It is the Partnership's understanding that an affiliate of Western owns the property adjacent to the Sierra Property.

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

        Subsequent Event

        On November 1, 2001, the managing general partner of the Partnership mailed a Consent Solicitation Statement to the limited partners seeking their consent to substitute Maxum LLC as the managing and associate general partner of the Partnership. Limited partners of record on October 1, 2001 are entitled to vote on the proposal which will be approved if limited partners holding at least a majority of the outstanding limited partnership units vote to approve the substitution on or prior to December 3, 2001 (unless extended). In this regard, affiliates of the managing general partner and Maxum LLC that own in the aggregate approximately 35.8% of the total units of limited partnership interest in the Partnership have indicated that they will vote in favor of the proposal. If the proposal is approved, it is anticipated that the Partnership will make a distribution of all of its cash reserves other than $500,000. Maxum LLC is an affiliate of Western.

                                    12 of 16

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (CONTINUED)

        Recently Issued Accounting Standards

        The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 2000. The Partnership believes that the effect of SFAS 133 on its financial statements will be immaterial.

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

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Partnership has not evaluated the effect of this statement, however, it is not expected that this statement will have a material effect on the Partnership's results of operations.

                                    13 of 16

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (CONTINUED)

        Results of Operations

        Net income increased by $805,467 for the nine month period ended September 30, 2001 as compared to the same period in the prior year, due to an increase in revenues and a decrease in costs and expenses. Net income increased by $309,595 for the three month period September 30, 2001 as compared to the same period in the prior year, due to an increase in revenues and a decrease in costs and expenses.

        Revenues increased for the three and nine month periods ended September 30, 2001 as compared to the same periods in 2000, principally due to an increase in interest income on mortgage loans which was partially offset by a decrease in short-term investment interest resulting from a decline in interest rates. Interest income on mortgage loans increased due to the receipt of cash flow from the property which secures the Partnership's mortgage loan.

        Costs and expenses decreased for the three and nine months period ended September 30, 2001 as compared to the same period in the prior year, due to lower investor servicing and professional fees.

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

                                    14 of 16

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        A. Dr. Warren Heller, on behalf of himself and all others similarly situated, v. RAM Funding Inc., Presidio AGP Corp., NorthStar Capital Investment Corp., and Charbird Enterprises, LLC, defendants, and Resources Accrued Mortgage Investors 2, L.P., as nominal defendant, Court of Chancery, New Castle County, Delaware (Case No. 18059). On or about May 19, 2000, Dr. Warren Heller, a limited partner, commenced a putative class action and derivative lawsuit in the Delaware Chancery Court seeking, among other things, monetary damages resulting from purported breaches of fiduciary duties and breaches of the Partnership's partnership agreement in connection with the March 1999 sale of Harborista Loan and the marketing of the property which secured the Harborista loan. In addition, the action alleges breaches of fiduciary duty in connection with the purported failure of the Partnership to distribute cash and the purported failure of the Partnership to enforce the provisions of the loan secured by the Reno, Nevada property. The defendants have preliminarily agreed to enter into a Memorandum of Understanding (the "MOU") settling this lawsuit. As currently contemplated, the MOU (i) provides for an $8,000,000 payment by the defendants to the Partnership and
             (ii) requires that the Partnership distribute to its partners the $8,000,000 payment, less fees and expenses awarded by the court to plaintiff's counsel (which amount is not to exceed 20% of the settlement amount), along with the $1,000,000 of the Partnership's cash reserves, unless previously distributed. The MOU is subject to many conditions including execution of a definitive settlement agreement, completion of discovery by the plaintiffs and court approval of the settlement following notice to limited partners. Discovery is currently ongoing and it is anticipated that discovery will be concluded in the fourth quarter of 2001. Accordingly, there can be no assurance that the settlement will be consummated on the terms currently contemplated or that the settlement will be consummated at all.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Reports on Form 8-K:

            No reports on Form 8-K were filed during the period ended September 30, 2001.

                                    15 of 16

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                       BY:      RAM FUNDING INC.
                          -------------------------------------------
                                Managing General Partner

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





                            Dated: November 14, 2001



     16 of 16