Form 10KSB
period 2001-12-31
RESOURCES ACCRUED MORTGAGE INVESTORS 2 LP
filed 2002-03-29
CIK 804671

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     Annual Report Under Section 13 or 15(d) of
                        the Securities Exchange Act of 1934

For the Fiscal Year Ended                                      Commission File
December 31, 2001                                               Number 0-16856

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
       -------------------------------------------------------------------
                  (Name of Small Business Issuer in Its Charter)

         DELAWARE                                               13-3368726
---------------------------------                          -------------------
(State or Other Jurisdiction                                (IRS Employer
of Incorporation or Organization)                           Identification No.)


1175 W. MOANA LANE, RENO, NEVADA                                   89509
-----------------------------------------                     ----------------
 (Address of Principal Executive Offices)                        (Zip Code)

(Issuer's Telephone Number, Including Area Code)        775-825-3355
                                                      ----------------

            Securities registered under Section 12(b) of the Exchange Act:

                                       NONE

            Securities registered under Section 12(g) of the Exchange Act:

                       UNITS OF LIMITED PARTNERSHIP INTEREST

     Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                    YES    X                     NO
                       -----                      -----

     There is no public market for the Limited Partnership Units. Accordingly, information with respect to the aggregate market value of Limited Partnership Units held by non-affiliates of Registrant has not been supplied.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     Issuer's revenues for its most recent fiscal year were $1,477,860.


                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------
                                   None

  Transitional Small Business Disclosure Format:  Yes ____;  No    x  .










                                   PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Resources Accrued Mortgage Investors 2, L.P. (the "Registrant"), formerly Resources Accrued Mortgage Investors L.P. Series 87 and Resources Accrued Mortgage Investors L.P. Series 88, was organized as a Delaware limited partnership on August 14, 1986. Until January 1, 2002, the general partners of the Registrant were RAM Funding, Inc. ("RAM Funding") and Presidio AGP Corp. ("Presidio AGP"). Effective January 1, 2002, the managing general partner interest and the associate general partner interest were acquired by Maxum LLC, a Nevada limited liability company (the "General Partner"). See "Change in Control" below.

     In 1988, the Registrant sold, pursuant to a registration statement filed with the Securities and Exchange Commission, 187,919 units of limited partnership interest (the "Units") for gross proceeds aggregating $46,979,750. Pursuant to the terms of the Registrant's partnership agreement, any subscription proceeds not invested by April 12, 1990 were required to be returned to the investors. At April 12, 1990, the Registrant had not invested $18,405,847 of the original gross proceeds. Accordingly, such amount was returned to the investors.

     The principal business of the Registrant is and has been to invest primarily in "zero coupon" first and junior mortgage loans ("Mortgage Loans") on properties owned or acquired principally by privately and publicly syndicated limited partnerships. See "Investments of Registrant" below.

CHANGE IN CONTROL

     As of January 1, 2002, the General Partner acquired both the managing general partner interest and the associate general partner interest in the Registrant from RAM Funding and Presidio AGP, respectively, pursuant to the General and Limited Partner Interest Assignment Agreement (the "Assignment Agreement"), dated as of October 10, 2001, between the General Partner, Western Real Estate Investments, LLC, a Delaware limited liability company and an affiliate of the General Partner ("Western"), RAM Funding and Presidio AGP as well as Presidio Capital Investment Company LLC, Presidio Partnership II Corp. and Bighorn Associates LLC, each of which is affiliated with RAM Funding and Presidio AGP Corp. and was a limited partner of the Registrant prior to January 1, 2002 (the "Former LPs"). Also pursuant to the Assignment Agreement, as of January 1, 2002, Western purchased all of the Units owned by the Former LPs ("Former LP Units").

     As a result of the transactions described above, the General Partner owns 100% of the general partner interests in the Registrant and Western beneficially owns approximately 36.3% of the outstanding Units on the date hereof. Further, as of January 1, 2002, an affiliate of the General Partner was appointed as the managing agent at the Sierra Property (as hereinafter defined). See "Item 5. Market for Common Equity and Related Stockholder Matters" for information relating to the distribution made by the Registrant upon completion of this transaction.

     Pursuant to the Agreement, RAM Funding has been admitted as a non-equity special manager of the General Partner whose only right is to have the sole and exclusive authority to settle the class action litigation involving the Registrant (see "Item 3. Legal Proceedings"); however, RAM Funding is not entitled to enter into any settlement agreement with respect to the class action if the Registrant is required to make any settlement payment unless such proposed payment by the Registrant is agreed to by the General Partner. Upon dismissal of the class action, RAM Funding will be removed as the special manager.

     In connection with the transfer of the Registrant's general partner interests to the General Partner, the principal executive offices of the Registrant have been moved to 1175 W. Moana Lane, Reno, Nevada 89509, and the Registrant's telephone number has been changed to (775) 825-3355.

     The General Partner does not believe that the transfer of the general partner interests in the Registrant will have a material effect on the operations of the Registrant.

MANAGEMENT/EMPLOYEES

     The registrant does not have any employees. The business of the Registrant is managed by the General Partner and its affiliates and agents.

     Through November 2, 1994, the original managing general partner of the Registrant was a wholly-owned subsidiary of Integrated Resources, Inc. ("Integrated"). On November 3, 1994, as a result of the consummation of the reorganization plan relating to Integrated's bankruptcy, indirect ownership of the managing general partner and the then corporate general partner of the Registrant was purchased by Presidio Capital Corp. ("Presidio"). On February 28, 1995, Presidio AGP replaced Z Square G Partners II as the associate general partner of the Registrant. As a result, all of the former general partners became ultimately wholly-owned by Presidio. Presidio, in turn, is controlled by NorthStar Capital Investment Corp., a Maryland corporation ("NorthStar"). Presidio previously retained Wexford Management LLC ("Wexford") to provide consulting and administrative services to Presidio and its affiliates, including the former general partners and the Registrant. The agreement with Wexford expired on May 3, 1998 at which time Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio provided the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. From October 21, 1999 to December 31, 2001, these services were provided by AP-PCC III, L.P. (the "Agent") pursuant to an agreement with, among others, RAM Funding. Effective January 1, 2002, these services are being provided by affiliates of the General Partner.

INVESTMENTS OF REGISTRANT

     Registrant originally invested 100% of the non-returned portion of its net proceeds in four Mortgage Loans in the original amount of $23,323,513, including interest of $23,513, one of which was still outstanding at December 31, 2001. In June 1992, the senior mortgage lender on one of the Registrant's investments, the Promenade Loan, [name of borrower?] foreclosed on the property securing its loan and the Registrant lost its entire investment. During 1999, the Registrant received proceeds in settlement of its loans to Harborista Associates,

     L.P. and Twin Oak Plaza Associates. As of March 1, 2002, the Registrant had an investment in one remaining mortgage loan in the original amount of $6,500,000 made to High Cash Partners, L.P. Commencing March 1, 2001, the Registrant began receiving mortgage loan interest from this loan which represented 87% of the Registrant's 2001 revenue.

     The following is a description of the status of the Registrant's remaining loan and the description of the results with respect to the settlement of its loans to Harborista Associates, L.P. and Twin Oak Plaza Associates:

     On February 10, 1989, the Registrant made a $6,500,000 first Mortgage Loan (the "Sierra Loan") to High Cash Partners, L.P. (the "Sierra Borrower"), a public limited partnership originally sponsored by Integrated. The Sierra Loan is secured by a shopping center commonly known as the Sierra Marketplace located in Reno, Nevada (the "Sierra Property"). The Sierra Property consists of approximately 233,000 square feet of net rentable area. The shopping center occupies 18.67 acres, consisting of two main buildings and three anchor tenant buildings with surface parking for 1,184 automobiles.

     A.  Sierra Marketplace Loan



     The total amount, including fees, allocated to the Sierra Loan from the gross proceeds of the Registrant's offering was $7,715,134 including payment to RAM Funding of a mortgage placement fee of $385,757.

     The Sierra Loan, which bears interest at a rate of 11.22% per annum, compounded monthly and was scheduled to mature on February 28, 2001, at which time a balloon payment of $24,966,653, together with additional interest (as described below) if any, was due and payable, was modified on December 21, 2000. One of the provisions of the Sierra Loan stated that if the sum of (i) the principal balance of the Sierra Loan plus all other then outstanding indebtedness secured by the Sierra Property plus (ii) all accrued and unpaid interest in excess of 5% per annum of the principal balance of such mortgages, exceed 85% of the current appraised value, the Sierra Borrower shall be immediately obligated to pay such excess. In the event that such excess becomes due, the Sierra Borrower may not have sufficient liquidity to satisfy its obligation to Registrant. If this were to occur, Sierra Borrower could be forced to sell the Sierra Property or seek other relief, including protection under the bankruptcy laws.

     In 1997, RAM Funding prepared a valuation of the Sierra Property and based on that valuation, no additional amounts were then presently due. However, as a result of such valuation, the Sierra Borrower wrote the Sierra Property down on its books to what its management believed to be its estimated fair market value of $15,875,000. RAM Funding performed its own evaluation and determined that this estimate was a fair representation of the property value at that time.
The balance of the Sierra Loan at December 31, 1996 was approximately $15,979,000 and the then general partners of the Registrant determined that it was unlikely that any additional interest accrued on the Sierra Loan would ultimately be recovered from the value of the underlying property. Consequently, as of January 1, 1997, the Registrant ceased accruing interest on the Sierra Loan.

     The Sierra Borrower advised the Registrant in 2000 that it believed that the value of the Sierra Property had increased since the beginning of 1997 and that, depending on the results of the appraisal of the Sierra Property required to be made in connection with the modification of the Sierra Loan, the value of the Sierra Loan may exceed the value at which the Sierra Loan was then being carried on the Registrant's financial statements. The Sierra Borrower also requested that the Sierra Loan be restructured prior to its maturity (February 1, 2001). After extensive negotiations, on December 21, 2000, the Registrant and the Sierra Borrower agreed to modify the Sierra Loan as follows:

     1. The term of the loan was extended until February 28, 2003.

     2. The Sierra Borrower placed in escrow a deed as well as documents necessary to convey the Sierra Property, which documents will be released to the Registrant on the earlier (A) March 1, 2003, (B) at such time as a third-party purchaser is identified to acquire the Sierra Property or (C) at any time after March 1, 2002 if the Registrant deems it necessary to protect its economic interest.

     3. The Sierra Borrower will pay to the Registrant to be applied towards the Sierra Loan all cash flow generated from the Sierra Property in excess of $100,000 per year.

     4. The Sierra Borrower was required to have an appraisal prepared on the Sierra Property to determine if an excess payment, as described above, was due and, if such a payment is due, to make such payment.  On March
 27, 2001, the Registrant received an appraisal from the Sierra
Borrower which valued the Sierra Property at $20,000,000. As a result, based on current information available to the Registrant, no excess payment is presently required. However, the General Partner believes that the recent valuation of the Sierra Property by the Sierra Borrower is greater than could currently be obtained from a third-party purchaser of the Sierra Property.

     5. The Sierra Borrower has the right to prepay the Sierra Loan by paying to the Registrant the sum of the then unpaid principal balance of the
  Sierra Loan together with accrued interest and other charges due under the Sierra Loan and 66% of the value of the Sierra Property in excess of such amount.

     In addition, the Registrant now has significantly more input over the operation of the Sierra Property including, the selection of the management company, leasing programs and capital improvements. In this regard, an affiliate of the Agent began providing property management services at the Sierra Property effective March 2001 and, effective January 1, 2002, property management services are being provided by an affiliate of the General Partner. In light of these enhanced rights, the Registrant believes that if the Sierra Property can be leased-up and renovated, the value of the shopping center may be significantly enhanced resulting in a loan value in excess of the current carrying value.

     B.  Harborista Loan

     On February 13, 1989, the Registrant made a second Mortgage Loan (the "Harborista Loan") to Harborista Associates, L.P. (the "Harborista Borrower"), a private limited partnership originally sponsored by Integrated. The Harborista Loan was secured by an office building commonly known as the Harbor Plaza, located in Boston, Massachusetts ("Harbor Plaza"). Harbor Plaza consists of a 13-story office building on .88 acres containing approximately 334,000 square feet of rentable space, located in the Fort Point Channel section of downtown Boston. Harbor Plaza was 100% leased pursuant to a master net lease which, subject to a right of early termination by the Harborista Borrower, expired on November 30, 1998.

     The Harborista Loan bore interest at a rate of 13.307% per annum, compounded monthly and was originally due on December 1, 1998, at which time a balloon payment of $36,568,146 would have been payable.

     The total amount, including fees, allocated to the Harborista Loan from the gross proceeds of the Registrant's offering was $11,897,345 including payment to the former managing general partner of the Registrant of a mortgage placement fee of $594,867.

     During 1993, the then management of the Registrant determined that interest on the Harborista Loan should cease to accrue and that an allowance for loan losses was necessary for the entire carrying value of the Harborista Loan which, at that time, was $10,618,380. Harbor Plaza was also encumbered by a first mortgage loan (the "First Mortgage") in the original amount of $24,475,000. The First Mortgage was due to mature on December 1, 1995, but was extended until January 1, 1999. On February 9, 1999, the holder of the First Mortgage filed a motion for foreclosure of the First Mortgage and a foreclosure sale was scheduled to be held in March 1999.

     During the latter part of 1998 and continuing into 1999 the Registrant attempted to arrange for financing in order to satisfy the First Mortgage and protect the Registrant's interest in Harbor Plaza. The Registrant was unable to obtain financing and, on March 29, 1999, the Registrant sold its interest in the Harborista Loan to the holder of the First Mortgage for gross proceeds of $1,000,000, exclusive of legal and other costs related to the transaction of approximately $200,000.

     Following its acquisition of the Harborista Loan, the holder of the First Mortgage foreclosed on its interests in the two mortgages and acquired Harbor Plaza. On March 29, 1999, the holder of the First Mortgage entered into an agreement with Charbird Enterprises LLC ("Charbird"), an affiliate of Northstar and the former general partners of the Registrant, for the performance of services in connection with the marketing of Harbor Plaza. Charbird assigned to Northstar its right to receive a substantial portion of amounts paid under the agreement and Northstar agreed to indemnify Charbird for any liabilities under the agreement. Harbor Plaza was sold in December 1999 for approximately $50,500,000. Charbird received a fee of $14,050,884 under the agreement, $12,645,796 of which was paid to Northstar. See "Item 3. Legal Proceedings."

TENDER OFFERS

     On January 17, 2001, Bighorn Associates I, LLC ("Bighorn"), an affiliate of Presidio, commenced a tender offer to acquire up to 57,000 Units for a price of $90 per Unit. Subsequent to Bighorn's offer, Western commenced an offer to acquire up to 40,000 Units for a price of $97 per unit. After a series of amendments, both the Bighorn purchase price and the Western purchase price were increased to $127 per Unit. On March 15, 2001, Western's offer expired and on March 16, 2001, Bighorn's offer expired. Based on its filings with the Securities and Exchange

     Commission, Bighorn acquired 22,636 Units in its offer representing approximately 12.05% of the total outstanding Units and Western acquired 6,678 Units in its offer representing approximately 3.555% of the total outstanding Units.


ITEM 2. DESCRIPTION OF PROPERTY

     The Registrant does not own any property. See "Item 1. Description of Business" for a description of the Registrant's investments in mortgage loans.


ITEM 3. LEGAL PROCEEDINGS

     On or about May 19, 2000, Dr. Warren Heller, a limited partner of the Registrant, on behalf of himself and all others similarly situated, commenced a putative class action and derivative lawsuit in the Delaware Chancery Court against RAM Funding, Presidio AGP, NorthStar and Charbird, defendants, and the Registrant, as nominal defendant, seeking, among other things, monetary damages resulting from purported breaches of fiduciary duties and breaches of the Registrant's partnership agreement in connection with the March 1999 sale of the Harborista Loan and the marketing of Harbor Plaza which secured the Harborista Loan. In addition, the action alleges breaches of fiduciary duty in connection with the purported failure of the Registrant to distribute cash and the purported failure of the Registrant to enforce the provisions of the Sierra Loan.

     On January 22, 2002, the parties entered into a Settlement Agreement (the "Settlement Agreement") that (i) provides for a $9,000,000 payment by the defendants to the Registrant and (ii) requires that the Registrant distribute to its partners the $9,000,000 payment, less fees and expenses awarded by the court to plaintiff's counsel (which amount is not expected to exceed approximately 20% of the settlement amount). The Settlement Agreement is subject to the approval of the court. The objection period is scheduled to expire April 1, 2002 and a hearing on the approval of the Settlement Agreement is scheduled for April 15, 2002.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 1, 2001, a Consent Solicitation Statement was sent to the limited partners of the Registrant seeking their consent to the transfer by RAM Funding and Presidio AGP of their general partner interests in the Registrant to the General Partner. The transfer required the consent of more than 50% in interest of the limited partners. At December 21, 2001, the expiration of the consent period, 102,864 Units had voted for the proposal, 2,649 Units had voted against the proposal and 971 Units had abstained. As a result, the consent was obtained and the general partner interests in the Registrant were transferred. See "Item 1. Description of Business-Change in Control."


                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Units of the Registrant. As of March 1, 2002, there were approximately 2,609 holders of Units owning an aggregate of 187,919 Units (including Units held by affiliates of the General Partner).

     There are no material legal restrictions set forth in the Registrant's partnership agreement upon the Registrant's present or future ability to make distributions. No distributions were made in 1999 or 2000. In December 2001, a distribution of $4,720,525 ($25.12 per Unit) was made to the limited partners from the Registrant's reserves.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Certain statements in this "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this annual report on Form 10-KSB constitute forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Registrant's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, economic conditions; governmental regulations; operating and financing risks with respect to the Sierra Property; variations in real estate values in the Reno area; the failure of the Sierra Property to perform in accordance with expectations; and other risks described in our filings with the Securities and Exchange Commission. These forward-looking statements reflect management's judgment as of this date, and we assume no obligation to revise or update them to reflect future events or circumstances.

LIQUIDITY AND CAPITAL RESOURCES

    Through December 31, 2001, the managing general partner of the Registrant was RAM Funding and the associate general partner was Presidio AGP, which are wholly-owned subsidiaries of Presidio. Effective January 1, 2002, pursuant to the Assignment Agreement, the managing general partner interest and the associate general partner interest in the Registrant were acquired by the General Partner. The General Partner does not believe that this transaction will have a material effect on the operations of the Registrant.

     The Registrant initially invested the net proceeds of its public offering in four zero coupon first and junior mortgage loans aggregating $23,300,000. These loans were secured by properties owned principally by privately and publicly syndicated limited partnerships originally sponsored by affiliates of the former general partners. The Registrant currently retains an investment in one of the original four mortgage loans, which had an initial principal balance of approximately $6,500,000. During the first quarter of 1997, the obligor under the Registrant's remaining mortgage loan wrote the property down to what its management believed to be its estimated fair market value of $15,875,000. Former management of the Registrant performed its own evaluation at that time and determined that this amount was a fair estimate of the property value. The outstanding balance of the loan at December 31, 1996 was approximately $15,979,000 and the former general partners determined that it was unlikely that any additional interest accrued on the Sierra Loan would ultimately be recovered from the value of the underlying property. Consequently, as of January 1, 1997 the Registrant ceased accruing interest on the loan. At December 31, 2001, the contractual balance of principal and accrued interest on the Sierra Loan was $26,062,593 and the Registrant reflected a carrying value in this loan of $15,979,355.

     The Sierra Loan contains a provision which requires the Sierra Borrower to provide a current appraisal of the Sierra Property based upon certain conditions or, in some cases, upon request. If an appraisal indicates the value of all indebtedness senior to and including the Sierra Loan, taking into account principal plus accrued interest in excess of 5% per annum, exceeds 85% of the then current appraisal of the Sierra Property, the Sierra Borrower must repay the indebtedness to a point where a 85% loan to value ratio is restored.

In December 2000, the Registrant and the Sierra Borrower agreed to modify the Sierra Loan as follows:

     1. The term of the Sierra Loan was extended until February 28, 2003.

     2. The Sierra Borrower placed in escrow a deed as well as documents necessary to convey the Sierra Property, which documents will be released to the Registrant on the earlier (A) March 1, 2003, (B) at such time as a third-party purchaser is identified to acquire the Sierra Property or (C) at any time after March 1, 2002 if the Registrant deems it necessary to protect its economic interest.

     3. The Sierra Borrower will pay to the Registrant, to be applied towards the Sierra Loan, all cash flow generated from the Sierra Property in excess of $100,000 per year.

     4. The Sierra Borrower was required to have an appraisal prepared on the Sierra Property to determine if an excess payment was due and, if such a payment was due, to make such payment. On March 27, 2001, the Registrant received an appraisal from the Sierra Borrower which valued the Sierra Property at $20,000,000. As a result, based on current information available to the Partnership, no excess payment is presently required. However, the General Partner believes that the recent valuation of the Sierra Property by the Sierra Borrower is greater than could currently be obtained from a third-party purchaser of the Sierra Property.

     5. The Sierra Borrower has the right to prepay the Sierra Loan by paying to the Registrant the sum of the then unpaid principal balance of the
  Sierra Loan together with accrued interest and other charges due under the loan and 66% of the value of the Sierra Property in excess of such amount.

     During the year ended December 31, 2001, the Registrant received $1,283,920 in excess cash flow from the Sierra Borrower, which has been applied against the outstanding contractual principal balance of the Sierra Loan. See "Item 7. Financial Statements - Note 4."

     The Registrant's level of liquidity based on cash and cash equivalents decreased by $3,588,134 to $754,136 during the year ended December 31, 2001 as compared to December 31, 2000. The decrease was due to the distribution to partners of $4,841,575 in cash (financing activity), which was partially offset by $1,253,441 of net cash provided by operating activities. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Registrant. As of December 31, 2001, the Registrant had approximately $628,000 invested in money market accounts which is included in cash and cash equivalents. If the proposed settlement of the class action litigation is consummated as currently contemplated by the Settlement Agreement, it is anticipated that the Registrant will make a distribution to its partners, as well as other members of the plaintiffs class, upon consummation of such settlement, in an amount not less than $7,200,000 in the aggregate. See "Item 7. Financial Statements - Note 6." Except for the distribution of the proceeds from the settlement, the Registrant does not anticipate making any other distributions of net cash provided by operating activities in the near future.

     During 2001, the Registrant distributed $4,841,575 of which the limited partners received $4,720,525 or $25.12 per Unit. Affiliates of both Presidio and the General Partner received approximately $1,449,000 and $261,000, respectively, of the distribution made to the limited partners.

     The Registrant uses working capital reserves provided from the proceeds of its public offering and subsequent settlement amounts, and interest earned thereon, as its primary measure of liquidity. The Registrant did not anticipate making any distributions from cash flow during its first 8 to 12 years of operations, or until such time as the mortgage loans matured or were prepaid.

REAL ESTATE MARKET

     There has been substantial development of retail space in the Reno area over the past few years especially in close vicinity to the Sierra Property. In the past few years, the Sierra Property has lost two of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms; one of the spaces is currently being leased at a substantially reduced rental rate. The second space is currently being subleased by the original lessor at a substantial discount to a tenant until November 30, 2003, the date at which the lease expires. The remaining anchor tenant's original lease expires in August 2008. Management does not currently expect this tenant to exercise its renewal option at that time. The Registrant's potential for realizing the full value of its investment in Sierra Property is currently considered unlikely.

     Inflation has not had a material effect on the Registrant's recent operations or financial condition and is not expected to have a material effect in the future.

RESULTS OF OPERATIONS

2001 as Compared to 2000

     Net income increased by $1,111,068 to $1,186,609 for the year ended December 31, 2001 as compared to 2000, due to an increases in revenues. Revenues increased by $1,225,691 to $1,477,860 for the year ended December 31, 2001 as compared to the same period in 2000 due to increases in mortgage loan interest income and other income, which were partially offset by a decrease in short-term investment interest due to a decline in interest rates. Interest income on mortgage loans increased starting March 1, 2001 because excess cash flows from the Sierra Property were paid to the Partnership in the form of interest payments due to the modification of certain of the terms of the Sierra Loan.

     Costs and expenses increased for the year ended December 31, 2001 as compared to the same period in the prior year, due to an increase in professional fees related to the Assignment Agreement and the subsequent consent solicitation.

ITEM 7.  FINANCIAL STATEMENTS


                         INDEPENDENT AUDITORS' REPORT


TO THE PARTNERS
RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.:


     We have audited the accompanying balance sheets of Resources Accrued Mortgage Investors 2, L.P. (a limited partnership) (the "Partnership") as of December 31, 2001 and 2000, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resources Accrued Mortgage Investors 2, L.P. (a limited partnership) as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




                                           /s/ Imowitz Koenig & Co., LLP



New York, New York
February 4, 2002

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                                 BALANCE SHEETS


                                                       December 31,
                                               -------------------------
                                                   2001         2000
                                               ------------ ------------
ASSETS

  Investment in mortgage loan.................$ 15,979,355  $ 15,979,355
  Cash and cash equivalents...................     754,136     4,342,270
                                               ------------  -----------
     Total assets.............................$ 16,733,491  $ 20,321,625
                                               ------------  -----------

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

    Accounts Payable and accrued expenses.....     124,147        57,315
                                                -----------  -----------
  Total Liabilities...........................$    124,147  $     57,315
                                                -----------  -----------

  Commitments and contingencies

    Partners' equity

    Limited partners' equity (187,919 units)
     issued outstanding.......................  16,194,146    19,757,727
    General partners' equity..................     415,198       506,583
                                               -----------   -----------
  Total partners' equity......................  16,609,344    20,264,310
                                               ------------  -----------
     Total liabilities and partners' equity...$ 16,733,491  $ 20,321,625
                                               ============  ===========



The accompanying Notes to Financial Statements are an integral part of these statements.

                 RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                           STATEMENTS OF OPERATIONS

                                          Years ended December 31,
                                         ---------------------------
                                              2001           2000
                                         ------------   ------------
Revenues
  Mortgage Loan Interest Income......... $  1,283,920   $          -
  Short Term Investment Interest........      174,790        252,169
  Other Income..........................       19,150              -
                                         ------------   ------------
     Net revenues.......................    1,477,860        252,169
                                         ------------   ------------
Costs and Expenses

  General and Administrative............      291,251        176,628
                                         ------------   ------------
     Total Costs and Expenses...........      291,251        176,628
                                         ------------   ------------
     Net income (loss).................. $  1,186,609   $     75,541
                                         ============   ============

Net income attributable to:

     Limited partners................... $  1,156,944   $     73,652

     General partners................... $     29,665   $      1,889
                                         ------------   ------------
                                         $  1,186,609   $     75,541
                                         ============   ============


NET INCOME PER UNIT OF LIMITED PARTNERSHIP
    INTEREST (187,919 UNITS OUTSTANDING)
     Basic.............................. $       6.16   $       0.39
                                         ============   ============



The accompanying Notes to Financial Statements are an integral part of these statements.

                RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                      STATEMENTS OF PARTNERS' EQUITY

                               Limited         General          Total
                              Partners'       Partners'        Partners'
                                Equity         Equity           Equity
                           --------------   --------------   -----------
Balance, January 1, 2000   $ 19,684,075     $    504,694     $20,188,769
  Net income..............       73,652            1,889          75,541
                           --------------   --------------   -----------
Balance, December 31, 2000   19,757,727          506,583      20,264,310
  Net income..............    1,156,944           29,665       1,186,609

  Distribution to partners   (4,720,525)        (121,050)    (4,841,575)
                           --------------   --------------   -----------
Balance, December 31, 2001 $ 16,194,146     $    415,198     $16,609,344
                           ==============   ==============   ===========


The accompanying Notes to Financial Statements are an integral part of these statements.

                RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                          STATEMENTS OF CASH FLOWS



                                                Years ended December 31,
                                                ------------------------
                                                   2001         2000
                                                ------------ -----------
Cash flows from operating activities:
  Net income ..................................  $  1,186,60  $   75,541
  Changes in operating assets and liabilities:
    Other receivables..........................            -      32,525
    Accounts payable and accrued expenses......       66,832    (42,639)
                                                ------------ -----------
    Net cash provided by
      operating activities.....................    1,253,441      65,427
                                                ------------ -----------

Cash flows from financing activities:
  Distribution to partners.....................   (4,841,575)          -
                                                ------------ -----------
     Net cash used in financing activities.....   (4,841,575)          -
                                                ------------ -----------

Net increase (decrease) in cash..............     (3,588,134)     65,427

Cash and cash equivalents, beginning of period.    4,342,270   4,276,843
                                                ------------ -----------
Cash and cash equivalents, end of period.......  $   754,136 $ 4,342,270
                                                ============ ===========




The accompanying Notes to Financial Statements are an integral part of these statements.

RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
NOTES TO FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION

     Resources Accrued Mortgage Investors 2, L.P. (formerly Resources Accrued Mortgage Investors L.P. Series 87 and Resources Accrued Mortgage Investors Series 88), a Delaware limited partnership (the "Partnership"), was formed in August 1986 under the Delaware Revised Uniform Limited Partnership Law for the purpose of investing primarily in senior and junior accrued interest mortgage loans on properties owned or acquired principally by publicly or privately syndicated limited partnerships sponsored by affiliates of Integrated Resources, Inc. ("Integrated"). During 1994, Integrated's indirect ownership of the managing general partner was purchased by Presidio Capital Corp. ("Presidio"). Through December 31, 2001, the managing general partner of the Partnership was RAM Funding, Inc. and the associate general partner was Presidio AGP Corp., which are wholly-owned subsidiaries of Presidio. Effective January 1, 2002, pursuant to the General and Limited Partner Interest Assignment Agreement (the "Assignment Agreement"), the managing general partner and associate general partner interests' in the Partnership were acquired by Maxum LLC ("Maxum" or the "General Partner"). The General Partner does not believe that this transaction will have a material effect on the operations of the Partnership.

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

     From October 21, 1999 through December 31, 2001, Presidio had entered into a Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained and was compensated by Presidio to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership. Effective January 1, 2002, these services are being provided by affiliates of the General Partner.

     In accordance with the Partnership's Agreement of Limited Partnership (the "Partnership Agreement"), net income and loss, adjusted cash from operations and disposition proceeds are allocated 97.5% to the limited partners and 2.5% to the General Partners.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investment in mortgage loans

     The Partnership principally invested in zero coupon senior and junior mortgage loans on properties owned or acquired by limited partnerships originally sponsored by affiliates of Integrated. These loans generally contain provisions whereby the Partnership may be entitled to additional interest represented by participation in the appreciation of the underlying property.

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

     The income tax returns of the Partnership are subject to examination by federal, state and local taxing authorities. Such examinations could result in adjustments to Partnership income, which changes could affect the tax liability of the individual partners.

Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Standards

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133". These statements require companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. These statements were effective for fiscal years beginning after June 15, 2000. There was no effect from these statements on the Partnership's financial statements.

     In July 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement will not effect the Partnership's financial statements.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Partnership has not evaluated the effect of this statement, however, it is not expected that this statement will have a material effect on the Partnership's results of operations.


NOTE 3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     As of December 31, 2001, affiliates of both Presidio and Maxum had acquired 57,695 and 10,389 units, respectively, of limited partnership interest of the Partnership. Effective January 1, 2002, in accordance with the Assignment Agreement, the units previously held by affiliates of Presidio were acquired by affiliates of Maxum. Accordingly, affiliates of Maxum own 68,084 units, which represent 36.3% of the issued and outstanding limited partnership units of the Partnership.

     For the year ended December 31, 2001, RAM Funding, Inc. and Presidio AGP Corp. received $118,629 and $2,421, respectively, in distributions. No distributions were made for the year ended December 31, 2000.

     During the year ended December 31, 2001, affiliates of both Presidio and Maxum received approximately $1,449,000 and $261,000, respectively, of the distribution made to the limited partners.


NOTE 4. INVESTMENTS IN MORTGAGE LOAN AND ALLOWANCE FOR LOAN LOSSES

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

     On June 13, 1997, the general partners of High Cash, who were formerly affiliated with the former general partners, sold their general partner interest to Pembroke HCP LLC and Pembroke AGP Corp., unaffiliated third parties.

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

     4. The borrower was to have an appraisal prepared on the Sierra property to determine if an excess payment was due and, if such a payment was due, to make such payment. On March 27, 2001, the Registrant received an appraisal from the borrower which valued the Sierra property at $20,000,000. As a result, based on current information available to the Partnership, no excess payment is presently required.

     5. The borrower had the right to prepay the loan after the initial maturity date (February 2001) by paying to the Partnership the sum of the then unpaid principal balance of the loan together with accrued interest and other charges due under the loan and 66% of the value of the Sierra property in excess of such amount.

     In addition, the Partnership now has significantly more input over the operation of the Sierra property including, the selection of the management company, leasing programs and capital improvements. In this regard, an affiliate of the Agent began providing property management services at the Sierra property effective March 2001 and, effective February 1, 2002, property management services are being provided by an affiliate of the General Partner.

     During the year ended December 31, 2001, the Partnership had received $1,283,920 in excess cash flow, which has been applied against the outstanding contractual principal balance.

Harborista Loan

     A $10,000,000 second mortgage loan (the "Harborista Loan") to Harborista Associates, L.P. was secured by an office building, commonly known as the Harbor Plaza, located in Boston, Massachusetts (the "Harbor Plaza"). The Harborista Loan was funded on February 13, 1989 and bore interest at the rate of 13.307% per annum, compounded monthly and was originally due to mature on December 1, 1998, at which time a balloon payment of approximately $36,000,000 would have been due and payable. Harbor Plaza was also encumbered by a first mortgage loan in the original amount of $24,475,000 held by Northwestern Mutual Life Insurance Co. ("Northwestern"). The first mortgage was due to mature on December 1, 1995, but was extended until January 1, 1999.

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

     Following its acquisition of the Harborista Loan, 470 Atlantic foreclosed on its interests in the two mortgages and acquired Harbor Plaza. On March 29, 1999, 470 Atlantic entered into an agreement with Charbird Enterprises LLC ("Charbird"), an affiliate of NorthStar Capital Investment Corp. ("Northstar"), an entity that indirectly controls Presidio, and the former general partners, for the performance of services in connection with the marketing of Harbor Plaza. Charbird assigned to NorthStar its right to receive a substantial portion of amounts paid under the agreement and NorthStar agreed to indemnify Charbird for any liabilities under the agreement. Harbor Plaza was sold in December 1999 for approximately $50,500,000. Charbird received a fee of $14,050,884 under the agreement, $12,645,796 of which was paid to NorthStar (see Note 6).

     A summary of mortgage activity is as follows:


                               Investment      Interest
                                 Method         Method         Total
                             -------------------------------------------
Balance, December 31, 1999... $         -    $  15,979,355   $15,979,355
  Interest recognized........           -              -             -
                             -------------- -------------- -------------
Balance, December 31, 2000...           -       15,979,355    15,979,355
  Interest recognized........           -              -             -
                             -------------- -------------- -------------
Balance, December 31, 2001... $         -    $  15,979,355   $15,979,355

     Information with respect to the Partnership's mortgage loan is as follows:

                                                           Original  Mortgage    Mortgage    Mortgage
                        Interest  Compound        Loan     Maturity  Amount      Purchased   Placement
                        Rate %    Period   Type   Date     Date      Advanced    Interest    Fees
Description             --------  -------- -----  -------  --------  ----------  ----------  ---------
Shopping Center
Sierra Marketplace
  Reno, Nevada          11.220    Monthly  1st    2/10/89  2/28/01   $6,500,000  $        -  $ 385,757
                                                                     ==========  ==========  =========

                   Interest Recognized                                 Carrying Value            Contractual balance
                ---------------------------                       -------------------------   -------------------------
                  December 31,   2000 and     Reserves/           December 31,  December 31,  December 31,  December 31,
                     2001         Prior      Write-offs  Proceeds     2001         2000           2001          2000
                 ------------ ------------   ----------  -------- ------------  ------------  ------------  ------------
Shopping Center
Marketplace
  Reno, Nevada   $1,283,920   $9,093,598      $      -   $     -   $15,979,355   $15,979,355   $26,062,593   $24,506,244
                 ==========   ==========      ========   =======   ===========   ===========   ===========   ===========


NOTE 5. RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

     A reconciliation of net income per financial statements to the tax basis of accounting is as follows:

                                         Year ended December 31,
                                       --------------------------
                                            2001         2000
                                       ------------- ------------
Net income per financial statements     $ 1,186,609   $    75,541
Interest income recognized for tax
 purposes in excess of amounts
 recognized for financial statements      1,480,417     2,516,630
                                       ------------- ------------
Net income per tax basis                  2,667,026     2,592,171
                                       ============= ============

     The differences between the Partnership's net assets per financial statements and tax basis of accounting are as follows:

                                         Year ended December 31,
                                       --------------------------
                                            2001         2000
                                       ------------- ------------
Net assets per financial statements     $ 16,609,344 $ 20,264,310
Interest income recognized for tax
 purposes in excess of amounts
 recognized for financial statements      10,005,419    8,525,002
Syndication costs                          2,230,944    2,230,944
                                       ------------- ------------
Net assets per tax basis                $ 28,845,707 $ 31,020,256
                                       ============= ============


NOTE 6. LITIGATION

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

     On January 22, 2002, the parties entered into a settlement agreement (the Settlement Agreement) that (i) provides for a $9,000,000 payment by the defendants to the Registrant and (ii) requires that the Registrant distribute to its partners the $9,000,000 payment, less fees and expenses awarded by the court to plaintiff's counsel (which amount is not expected to exceed approximately 20% of the settlement amount). The Settlement Agreement is subject to the approval of the court. The objection period is scheduled to expire April 1, 2002 and a hearing on the approval of the Settlement Agreement is scheduled for April 15, 2002.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Registrant has no officers or directors. The General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. Mr. Ben Farahi is the sole manager of the General Partner and, as such, exercises the powers associated with the board of directors and executive officers of a corporation

     Mr. Farahi, age 49, is Co-Chairman of the Board, Chief Financial Officer, Secretary, and Treasurer of Golden Road Motor Inn, Inc. ("Golden Road"), a Nevada company which owns and operates the tropically themed Atlantis Hotel Casino in Reno, Nevada. Mr. Farahi is a partner in Farahi Investment Company which is involved in real estate investment and development. Mr. Farahi is also the manager of the General Partner, a Nevada limited liability company. Mr. Farahi holds a mechanical engineering degree from the University of California at Berkeley and a MBA degree in accounting from the California State University, Hayward.


ITEM 10. EXECUTIVE COMPENSATION

     The Registrant is not required to and did not pay remuneration to the officers and directors of RAM Funding or the general partners of Presidio AGP. Certain officers and directors of RAM Funding received compensation from affiliates of RAM Funding and/or its affiliates (but not from the Registrant) for services performed for various affiliated entities, which may have included services performed for the Registrant. See "Item 13. Certain Relationships and Related Transactions."


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     (a)  Security Ownership of Certain Beneficial Owners.

     Except as set forth below, no person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2002:

                                           Number of         % of
Name of Benefit Owner                      Units Owned       Class
------------------------------------------------------------------
Western Real Estate Investments, LLC(1)    68,084            36.2%
Farahi Investment Company LLC(2)           68,084(3)         36.2%
Ben Farahi(4)                              68,128(5)         36.3%
John Farahi(6)                             68,084(7)         36.2%
Bob Farahi(6)                              68,084(7)         36.2%


       (1) The principal business address of Western, an affiliate of the General Partner, is 1175 West Moana Lane, Suite 200, Reno, Nevada
     89509.
       (2) The principal business address of Farahi Investment Company ("FIC"), an affiliate of the General Partner and the managing member of Western, is 1175 West Moana Lane, Suite 200, Reno, Nevada
 89509.

       (3) Represents the 68,084 Units owned by Western with respect to which FIC shares beneficial ownership due to its position as the managing member of Western.
       (4) Mr. Farahi's principal business address is 1175 West Moana Lane, Suite 200, Reno, Nevada 89509.
       (5) Includes 44 Units held directly by Mr. Ben Farahi and 68,084 Units owned by Western with respect to which Mr. Farahi shares beneficial ownership due to his position as a general partner of FIC.
       (6) Messrs. John Farahi's and Bob Farahi's principal business address is 1175 West Moana Lane, Suite 200, Reno, Nevada 89509.
       (7) Represents 68,084 Units owned by Western with respect to which Messrs. Farahi share beneficial ownership due to their positions as general partners of FIC.

     (b)  Security Ownership of Management.

     At March 1, 2002, neither the General Partner nor its members, manager or affiliates owned any Units except as indicated in (a) above.

     (c)  Changes in Control.

     There exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During Registrant's fiscal years ended December 31, 2001 and 2000, the Registrant's general partners were not entitled to any payment for services from or with respect to Registrant. However, the general partners, pursuant to the Partnership Agreement, are entitled to receive 2.5% of Registrant's income, loss, capital and distributions (2.45% to the managing general partner and .05% to the associate general partner) including without limitation the Registrant's cash flow from operations and disposition proceeds. For the years ended December 31, 2001 and 2000, the former general partners were allocated an aggregate of $66,676 and $64,660, respectively, of taxable income.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

     The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

     (b)  Reports on Form 8-K:

     None

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCES ACCRUED MORTGAGE
INVESTORS 2, L.P.

By:  MAXUM LLC
     General Partner
                                                          Date

By:  /s/ Ben Farahi                                       March 28, 2002
     --------------
       Ben Farahi

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                    Title                   Date

     /s/ Ben Farahi               Manager                 March 28, 2002
     --------------
      Ben Farahi

                                EXHIBIT INDEX

                                                                           Page
Exhibit   Description                                             Number
-------   -----------                                             ------

2.        General and Limited Partner Interest Assignment              Agreement, dated as of
October 10, 2001, between             Maxum LLC, Western Real Estate Investments, LLC,
 RAM Funding, Inc., Presidio AGP Corp., Presidio              Capital Investment Company LLC,
Presidio                     Partnership II Corp. and Bighorn Associates LLC
(incorporated by reference to Exhibit 2.1 of the             Registrant's Current Report on Form
8-K dated n              (January 25, 2002).

3.

  (A)     Certificate of Limited Partnership filed on August           14, 1986 with the State
of Delaware (incorporated            by reference to Exhibit 3B to Pre-Effective
Amendment No. 1 to Registration Statement filed by           the Registrant with the Securities
and Exchange              Commission on May 14, 1987 (the "Pre-Effective
Amendment")).

  (B)     Amendment to Certificate of Limited Partnership              filed on March 12, 1987
with the State of Delaware           (incorporated by reference to the Pre-Effective
Amendment).

  (C)     Amendment to Certificate of Limited Partnership              filed on May 7, 1987 with
the State of Delaware              (incorporated by reference to the Pre-Effective
Amendment).

  (D)     Amendment to Certificate of Limited Partnership              filed on February 5, 1988
with the State of                  Delaware (incorporated by reference to Post-
Effective Amendment No. 2 to Registration Statement           filed by the Registrant ("Post-
Effective Amendment           No. 2")).

  (E)     Certificate of Amendment to Certificate of Limited      29
Partnership dated as of January 1, 2002, filed on
          January 29, 2002 with the State of Delaware.*

4.

  (A)     Amended and Restated Agreement of Limited                    Partnership of the
Registrant (incorporated by               reference to Exhibit 3A to  Post-Effective
     Amendment No. 2).

  (B)     Amendment No. 1 to Amended and Restated Partnership           Agreement dated as of
June 1, 1988 (incorporated by           reference to Exhibit 4(B) of the Registrant's
   Annual Report on Form 10-K for the fiscal year 1988           (the "1988 10-K")).





                                    -27-

  (C)     Amendment No. 2 to Amended and Restated Partnership           Agreement (incorporated
by reference to Supplement           No. 1 dated August 12, 1988 to the Prospectus filed
 by the Registrant with the Securities and Exchange           Commission pursuant to Rules
424(b)(3) and 424(c)            of the Securities Act of 1933).

  (D)     Amendment to Amended and Restated Agreement of           30           Limited
Partnership dated as of January 1, 2002.*

  (E)     Amendment to Amended and Restated Agreement of           32           Limited
Partnership dated as of January 1, 2002.*

10.

  (A)     Agreement with Associate General Partner dated as            of May 17, 1988 among
Integrated, RAM Funding, Inc.           and Z Square G Partners II (incorporated by
   reference to Exhibit 10(B) of the 1988 10-K).

  (B)     Mortgage Services Agreement dated as of April 12,            1988 between the
Registrant and RAM Funding, Inc.            (incorporated by reference to Exhibit 10(C) to the
       1988 10-K).

  (C)     Deed of Trust, Assignment of Rents, Fixture Filing           and Security Agreement
among High Cash Partners,             L.P., Trustee; First Commercial Title, Inc.,
 Trustee; and Resources Accrued Mortgage Investors            2, L.P., Beneficiary, dated
February 10, 1989                (incorporated by reference to Exhibit 10(a) to the
Registrant's Current Report on Form 8-K filed with           the Securities and Exchange
Commission dated                 February 13, 1989 (the "1989 Form 8-K").

  (D)     Registered Note among High Cash Partners, L.P. and           Resources Accrued
Mortgage Investors 2, L.P., dated           February 10, 1989 (incorporated by reference to
       Exhibit 10(b) to the 1989 Form 8-K).

  (E)     Assignment of Leases and Rents among High Cash               Partners, L.P. and
Resources Accrued Mortgage                Investors 2, L.P., dated February 10, 1989
     (incorporated by reference to Exhibit 10(c) to the           1989 Form 8-K).

  (F)     Modification Agreement, dated as of December 21,              2000, between High Cash
Partners, L.P. and                   Resources Accrued Mortgage Investors 2, L.P.
(incorporated by reference to Exhibit 10 to the              Registrant's Current Report on Form
8-K filed with           the Securities and Exchange Commission dated                 February
9, 2001).

*Filed herewith.











                                    -28-