Form 10QSB
period 2002-03-31
RESOURCES ACCRUED MORTGAGE INVESTORS 2 LP
filed 2002-05-03
CIK 804671

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

                                      Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO______.

                         Commission File No. 0-16856

                 RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
             ----------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


               DELAWARE                                13-3368726
   ---------------------------------              -------------------
     (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)              Identification No.)

     1175 W. MOANA LANE, SUITE 200
             RENO, NEVADA                               89509
     -----------------------------                    ----------
        (Address of principal                         (Zip code)
          executive offices)

                 Issuer's telephone number:  (775) 825-3355
                          -------------------------



         Transitional small business disclosure format:  YES ___  NO _X_


















                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                                 BALANCE SHEETS

                                                MARCH 31,        DECEMBER 31,
                                                  2002               2001
                                              ------------       ------------
                                              (UNAUDITED)
ASSETS

  Investment in mortgage loan................. $15,979,355       $15,979,355
  Cash and cash equivalents...................   1,085,423           754,136
                                               -----------       -----------
     Total assets............................. $17,064,778       $16,733,491
                                               ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

     Accounts payable and accrued expenses.... $    82,937       $   124,147
                                               -----------       -----------
  Total liabilities...........................      82,937           124,147
                                               -----------       -----------

  Commitments and contingencies

     Partners' equity

     Limited partners' equity (187,919 units
       issued and outstanding)................  16,557,331        16,194,146
     General partners' equity.................     424,510           415,198
                                               -----------       -----------
  Total partners' equity......................  16,981,841        16,609,344
                                               -----------       -----------
Total liabilities and partners' equity........ $17,064,778       $16,733,491
                                               ===========       ===========


The accompanying Notes to the Financial Statements are an integral part of these statements.










                                    -2-
                RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                      STATEMENTS OF INCOME (UNAUDITED)


                                                   FOR THE THREE MONTHS ENDED
                                                   --------------------------
                                                     MARCH 31,     March 31,
                                                       2002          2001
                                                   ------------  ------------
Revenues

  Interest income on mortgage loan................. $   433,897   $    58,507
  Interest and other income........................       3,544         7,700
                                                    -----------   -----------
     Total revenues................................     437,441        66,207

Costs and expenses

  General and administrative.......................      64,944        23,160
                                                    -----------   -----------
     Total costs and expenses......................      64,944        23,160
                                                    -----------   -----------
  Net income....................................... $   372,497   $    43,047
                                                    ===========   ===========



Net income attributable to:

  Limited partners................................. $   363,185   $    41,971

  General partners.................................       9,312         1,076
                                                    -----------   -----------
                                                    $   372,497   $    43,047
                                                    ===========   ===========

Net income per unit of limited partnership
  interest (187,919 units outstanding)............. $      1.93   $      0.22



The accompanying Notes to the Financial Statements are an integral part of these statements.










                                    -3-
               RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                      STATEMENT OF PARTNERS' EQUITY

                              Limited        General        Total
                             Partners'      Partners'      Partners'
                              Equity         Equity         Equity
                            -----------    -----------    -----------
Balance - January 1, 2002   $16,194,146    $   415,198    $16,609,344

  Net Income                    363,185          9,312        372,497
                            -----------    -----------    -----------
Balance - March 31, 2002    $16,557,331    $   424,510    $16,981,841
                            ===========    ===========    ===========





The accompanying Notes to the Financial Statements are an integral part of these statements.






































                                     -4-
               RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                   FOR THE THREE MONTHS ENDED
                                                   --------------------------
                                                     MARCH 31,     MARCH 31,
                                                       2002          2001
                                                   ------------  ------------
Cash flows from operating activities

Net income......................................... $   372,497   $    43,047

  Changes in operating assets and liabilities:
     Accounts payable and accrued expenses.........     (41,210)      (15,446)
                                                    -----------   -----------
Net increase in cash and cash equivalents..........     331,287        27,601


Cash and cash equivalents, beginning of period.....     754,136     4,342,270
                                                    -----------   -----------
Cash and cash equivalents, end of period........... $ 1,085,423   $ 4,369,871
                                                    ===========   ===========


The accompanying Notes to the Financial Statements are an integral part of these statements.



























                                    -5-
                 RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL INFORMATION

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investors 2 L.P. (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31, 2001. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2001 was derived from audited financial statements at such date.

     The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investment in mortgage loan

     The Partnership was originally formed to invest principally in zero coupon senior and junior mortgage loans on properties owned or acquired by limited partnerships originally sponsored by affiliates of Integrated Resources, Inc., one of which the Partnership continues to own. These loans generally contained provisions whereby the Partnership may be entitled to additional interest represented by participation in the appreciation of the underlying property.

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


                                    -6-
Allowance for Loan Losses

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

                                    -7-
Recently Issued Accounting Standards

     The Financial Accounting Standards Board ("FASB") has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133". These statements require entities to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. These statements were effective for fiscal years beginning after June 15, 2000. There was no effect from these statements on the Partnership's financial statements for 2001.

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

     In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other
Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement should not have a material effect on the Partnership's financial statements.

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








                                    -8-
NOTE 3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     Through December 31, 2001, the managing general partner of the Partnership was RAM Funding, Inc. and the associate general partner was Presidio AGP Corp. ("Presidio"). Effective January 1, 2002, pursuant to the General and Limited Partner Interest Assignment Agreement (the "Assignment Agreement"), the managing general partner and associate general partner interests' in the Partnership were acquired by Maxum LLC "Maxum" or the "General Partner"). The General Partner does not believe that this transaction will have a material effect on the operations of the Partnership.

     As of December 31, 2001, affiliates of both Presidio and Maxum had acquired 57,695 and 10,389 units, respectively, of limited partnership interest of the Partnership. Effective January 1, 2002, in accordance with the Assignment Agreement, the units previously held by affiliates of Presidio were acquired by affiliates of Maxum. Accordingly, affiliates of Maxum currently own 68,084 units, which represent 36.3% of the issued and outstanding limited partnership units of the Partnership. An affiliate of Maxum currently controls the property adjacent to the Sierra Marketplace in Reno, Nevada. Another affiliate of Maxum oversees the management of Sierra Marketplace.

     No distributions were made for the fiscal quarter ended March 31, 2002.


NOTE 4 - INVESTMENTS IN MORTGAGE LOAN AND ALLOWANCE FOR LOAN LOSSES

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

     2. The borrower placed in escrow a deed as well as documents necessary to convey the property, which documents will be released to the Partnership on the earlier (A) March 1, 2003, (B) at such time as a third-party purchaser is identified to acquire the Sierra Marketplace located in Reno, Nevada, the property securing the loan (the "Sierra property") or (C) at any time after March 1, 2002 if the Partnership deems it necessary to protect its economic interest. As of March 31, 2002, the Partnership has not deemed it necessary to protect its economic interests and, therefore, the deed and documents remain in escrow.






                                    -9-

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

     In addition, the Partnership acquired significantly more input over the operation of the Sierra property, including the selection of the management company, leasing programs and capital improvements. In this regard, an affiliate of Presidio provided property management services at the Sierra property from March 2001 to December 31, 2001, and, effective February 1, 2002, property management services are overseen by an affiliate of the General Partner.

































                                    -10-

     A summary of mortgage activity is as follows:

                                       Three Months Ended                            Year Ended
                                         March 31, 2002                           December 31, 2001
                            ---------------------------------------     ------------------------------------
                            Investment       Interest                   Investment   Interest
                              Method          Method        Total         Method      Method        Total
                            ----------       --------     ---------     ----------  ----------   -----------
Opening balance               $      -          $15,979,355    $15,979,355    $      -      $15,979,355   $15,979,355
Recovery of loan losses             -                 -              -              -             -             -
Payments received, net              -                 -              -              -             -             -
                            ----------       --------     ---------     ----------  ----------   ----------
Ending balance                $      -          $15,979,355    $15,979,355    $      -      $15,979,355   $15,979,355
                            ==========       ========     =========     ==========  ==========   ==========

     Information with regard to the partnership's mortgage loan is as follows:

                                                            Current     Mortgage    Mortgage
                      Interest   Compound           Loan    Maturity     Amount     Placement
Description            Rate %     Period    Type    Date      Date      Advanced    Fees
-----------           --------   --------   ----   ------   --------   ----------   ---------
Shopping Center
Sierra Marketplace
     Reno, Nevada       11.220     Monthly     1st     2/10/89   3/01/03     $6,500,000     $  385,757











                                                   -11-

                     Interest Recognized                                Carrying Value           Contractual Balance
                   -----------------------                        --------------------------  --------------------------
                    March 31,    2001 and    Reserves/             March 31,    December 31,   March 31,    December 31,
                      2002        Prior     Write-offs  Proceeds     2002          2001          2002           2001
                   ---------   -----------  ----------  --------  -----------   ------------  ----------    ------------
Shopping Center
Sierra Marketplace
     Reno, Nevada  $ 433,897   $10,377,518  $   -       $   -     $15,979,355   $15,979,355   $26,403,010   $26,062,593
                   =========   ===========  ==========  ========  ===========   ===========   ===========   ===========































                                                  -12-

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (the Partnership could be affected by declining economic conditions as a result of various factors that affect the real estate business including the financial condition of tenants, competition, and increased operating costs, including insurance costs) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

     This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

     The Partnership initially invested the net proceeds of its 1988 initial public offering in four zero coupon first and junior mortgage loans aggregating $23,300,000. These loans were secured by properties owned principally by privately and publicly syndicated limited partnerships originally sponsored by affiliates of the general partners. The Partnership currently retains an investment in one of the original four mortgage loans, which had an initial principal balance of approximately $6,500,000. During the first quarter of 1997, the obligor under the Partnership's remaining mortgage loan wrote the property down to what its management believed to be its estimated fair market value of $15,875,000. Management of the Partnership performed its own evaluation at that time and determined that this amount was a fair estimate of the property value. The outstanding balance of the loan at December 31, 1996 was approximately $15,979,000 and it was unlikely that any additional interest accrued on the loan would ultimately be recovered from the value of the underlying property. Consequently, as of January 1, 1997 the Partnership ceased accruing interest on the loan. At March 31, 2002, the contractual balance of principal and accrued interest on this loan was $26,393,965 and the Partnership had a carrying value in this loan of $15,979,355.

     The Registrant's remaining mortgage note contains a provision which requires the borrower to provide a current appraisal based upon certain conditions or in some cases upon request. If an appraisal indicates the value of all indebtedness senior to and including the Partnership's loan, taking into account principal plus accrued interest in excess of 5% per annum, exceeds 85% of the then current appraisal, the borrower must repay the indebtedness to a point where the 85% loan to value ratio is restored.

     The borrower advised the Partnership in 2000 that it believed that the value of the Sierra property had increased since the beginning of 1997 and that, depending on the results of an appraisal, the value of the Partnership's mortgage loan may exceed the value at which the mortgage loan was then being carried on the Partnership's financial statements. In addition, the loan, which was scheduled to mature on February 1, 2001, was extended and modified.

                                    -13-
See "Item 1. Financial Statements", Note 3. On March 27, 2001, the Partnership received an appraisal from the borrower which valued the Sierra property at $20,000,000. As a result, based on current information available to the Partnership, no excess payment is presently required.

     The Partnership's level of liquidity based on cash and cash equivalents increased by $331,287 to $1,085,423 during the three months ended March 31, 2002 as compared to December 31, 2001. The increase is due to cash provided by operating activities. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. If the proposed settlement of the class action litigation (see "Part II, Item 1. Legal Proceedings") is consummated as currently contemplated by the Settlement Agreement, it is anticipated that the Partnership will make a distribution to its partners, as well as other members of the plaintiffs class, upon consummation of the settlement, in an amount not less than $7,200,000 in the aggregate. However, the Settlement Agreement is subject to the approval of the court and objections were raised at a hearing on the Settlement Agreement on April 15, 2002. A further hearing is scheduled on June 4, 2002. The Partnership does not anticipate making any other distributions of net cash provided by operating activities in the near future.

     On March 29, 2002, Virginia Springs Limited Liability Company ("Virginia Springs"), an affiliate of Maxum, commenced a tender offer to purchase 28,000 units of the Partnership's limited partner interests, representing approximately 15% of the total outstanding units, for a price of $80 per unit.

On April 24, 2002, Virginia Springs increased its offer price to $95 per unit and extended the termination date to June 14, 2002, unless extended. Should this tender offer be fully subscribed, Virginia Springs, along with its affiliates, will control the majority of the outstanding units and, therefore, will be in a position to influence the outcome of all voting decisions with respect to the Partnership.

Real Estate Market

     There has been substantial development of retail space in the Reno area over the past few years especially in close vicinity to the Sierra property. Also in the past few years, the Sierra property has lost two of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms. One of the spaces is currently being leased at a substantially reduced rental rate. The second space is currently being subleased by the original lessor at a substantial discount to a tenant until November 30, 2003, the date at which the lease expires. The remaining anchor tenant's original lease expires in August 2008. Management does not currently expect this tenant to exercise its renewal option at that time. The Partnership's potential for realizing the full value of its investment in the Sierra property is currently considered unlikely.

Results of Operations

Comparison of operating results for the three month periods ended March 31, 2002 and 2001.

     Net income increased by $329,450 for the three month period ended March 31, 2002 as compared to the same period in 2001, due to increases in revenues offset partially by increases in costs and expenses. Revenues increased by $371,234 for the three month period ended March 31, 2002 as compared to the


                                    -14-
same period in 2001, due to increases in investment interest. During the first quarter of 2002, the Partnership received all excess cash flow (as defined in the modification agreement) from the property in the form of interest payments, which it did not receive in the first quarter of 2001.

     Costs and expenses for the three month period ended March 31, 2002, as compared to the same period in 2001, increased to $64,944 from $23,160, a difference of $41,784. The increase was due to an increase in professional fees.


Quantitative and Qualitative Disclosures about Market Risk

     The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Partnership has no loans outstanding.










































                                    -15-
                       PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

 On or about May 19, 2000, Dr. Warren Heller, a limited partner of the Partnership, on behalf of himself and all others similarly situated, commenced a putative class action and derivative lawsuit in the Delaware Chancery Court against RAM Funding, Inc., Presidio AGP Corp., NorthStar Capital Investment Corporation and Charbird Enterprises, LLC, defendants, and the Partnership, as nominal defendant, seeking, among other things, monetary damages resulting from purported breaches of fiduciary duties and breaches of the Partnership's partnership agreement in connection with the March 1999 sale of the second loan made by the Partnership to Harborista Associates, LP (the "Harborista Loan") and the marketing of Harbor Plaza, the office building which secured the Harborista Loan. In addition, the action alleges breaches of fiduciary duty in connection with the purported failure of the Partnership to distribute cash and the purported failure of the Partnership to enforce the provisions of the loan secured by the Sierra property.

     On January 22, 2002, the parties entered into a Settlement Agreement (the "Settlement Agreement") that (i) provides for a $9,000,000 payment by the defendants to the Partnership and (ii) requires that the Partnership distribute to its partners the $9,000,000 payment, less fees and expenses awarded by the court to plaintiff's counsel (which amount is not expected to exceed approximately 20% of the settlement amount). The Settlement Agreement is subject to the approval of the court. The objection period expired on April 1, 2002 and a hearing on the approval of the Settlement Agreement was scheduled for April 15, 2002.

     At the hearing on April 15, 2002, due to objections to the proposed settlement, the settlement was not approved by the court and a decision was postponed to a later date. A further hearing with respect to the settlement is scheduled for June 4, 2002. Accordingly, as of the date of filing of this Form 10-QSB, there can be no assurance that the settlement will be consummated on the terms currently contemplated or that the settlement will be consummated at all.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    None.

(b) Reports on Form 8-K

    The Partnership filed a Current Report on Form 8-K on January 25, 2002 to disclose the change in control of the Partnership resulting from Maxum's acquisition, as of January 1, 2002, of the managing and associate general partner interests in the Partnership, and the purchase by an affiliate of Maxum of all limited partnership units owned by affiliates of the former managing general partner.






                                    -16-
                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                            BY: MAXUM LLC
                            General Partner


                            BY:     /S/ BEN FARAHI
                                    -------------------
                                    Ben Farahi, Manager

                            DATE:   05/03/2002








































                                    -17-