Form 10-Q
period 2002-06-30
RESOURCES ACCRUED MORTGAGE INVESTORS 2 LP
filed 2002-08-14
CIK 804671

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002

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


















                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                                 BALANCE SHEETS

                                                JUNE 30,         DECEMBER 31,
                                                  2002               2001
                                              ------------       ------------
                                              (UNAUDITED)
ASSETS

  Investment in mortgage loan................. $15,979,355       $15,979,355
  Cash and cash equivalents...................   1,484,150           754,136
  Other Assets................................      15,845                -
                                               -----------       -----------
     Total assets............................. $17,479,350       $16,733,491
                                               ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

     Accounts payable and accrued expenses.... $    53,201       $   124,147
                                               -----------       -----------
  Total liabilities...........................      53,201           124,147
                                               -----------       -----------

  Commitments and contingencies

     Partners' equity

     Limited partners' equity (187,919 units
       issued and outstanding)................  16,990,531        16,194,146
     General partners' equity.................     435,618           415,198
                                               -----------       -----------
  Total partners' equity......................  17,426,149        16,609,344
                                               -----------       -----------
Total liabilities and partners' equity........ $17,479,350       $16,733,491
                                               ===========       ===========


The accompanying Notes to the Financial Statements are an integral part of these statements.









                                    -2-
                RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                      STATEMENTS OF INCOME (UNAUDITED)


                                            FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                            --------------------------   ------------------------
                                              JUNE 30,      JUNE 30,       JUNE 30,     JUNE 30,
                                                2002          2001           2002         2001
                                            ------------  ------------   ----------    ----------
Revenues

  Short-term investment interest........... $       -     $   45,764     $      -      $  104,271
  Interest income on mortgage loan.........    485,284       533,172       919,182        533,172
  Interest and other income................      5,552           150         9,096          7,850
                                            -----------   -----------    ----------    ----------
     Total revenues........................    490,836       579,086       928,278        645,293

Costs and expenses

  General and administrative...............     46,528        80,107       111,473        103,267
                                            -----------   -----------    ----------    ----------
     Total costs and expenses..............     46,528        80,107       111,473        103,267
                                            -----------   -----------    ----------    ----------
  Net income............................... $  444,308    $  498,979     $ 816,805     $  542,026
                                            ===========   ===========    ==========    ==========



Net income attributable to:

  Limited partners......................... $  433,200    $  486,504     $ 796,385     $  528,475

  General partners.........................     11,108        12,475        20,420         13,551
                                            -----------   -----------    ----------    ----------
                                            $  444,308    $  498,979    $ 816,805     $  542,026
                                            ===========   ===========    ==========    ==========

Net income per unit of limited partnership
  interest (187,919 units outstanding)..... $     2.31    $     2.59     $    4.24     $     2.81



The accompanying Notes to the Financial Statements are an integral part of these statements.

















                                    -3-
               RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                 STATEMENT OF PARTNERS' EQUITY (UNAUDITED)


                              Limited        General        Total
                             Partners'      Partners'      Partners'
                              Equity         Equity         Equity
                            -----------    -----------    -----------
Balance - January 1, 2002   $16,194,146    $   415,198    $16,609,344

  Net income                    796,385         20,420        816,805
                            -----------    -----------    -----------
Balance - June 30, 2002     $16,990,531    $   435,618    $17,426,149
                            ===========    ===========    ===========





The accompanying Notes to the Financial Statements are an integral part of these statements.





































                                     -4-
               RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                 FOR THE SIX MONTHS
                                                    ENDED JUNE 30
                                                ----------------------
                                                   2002        2001
                                                ----------  ----------
Cash flows from operating activities

Net income..................................... $  816,805  $  542,026

  Changes in operating assets and liabilities:
     Other assets..............................    (15,845)         -
     Accounts payable and accrued expenses.....    (70,946)    (19,363)
                                                ----------  ----------
Net increase in cash and cash equivalents......    730,014     522,663


Cash and cash equivalents, beginning of period.    754,136   4,342,270
                                                ----------  ----------
Cash and cash equivalents, end of period....... $1,484,150  $4,864,933
                                                ==========  ==========


The accompanying Notes to the Financial Statements are an integral part of these statements.


























                                    -5-
                 RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL INFORMATION

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investors 2, L.P. (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31, 2001. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2001, was derived from audited financial statements at such date.

     The results of operations for the three and six month periods ended June 30, 2002, and 2001 are not necessarily indicative of the results to be expected for the full year.


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

                                    -7-
Recently Issued Accounting Standards

     The Financial Accounting Standards Board ("FASB") has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133." These statements require entities to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. These statements were effective for fiscal years beginning after June 15, 2000. There was no effect from these statements on the Partnership's financial statements for 2001.

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

     In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other
Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement should not have a material effect on the Partnership's financial statements.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt an amendment of Accounting Principals Board Opinion ("APB") No. 30 "Reporting the Results of Operations - Reporting the

                                    -8-
Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. As a result, the criteria in APB 30 will be used to classify those gains and losses. FASB No. 64, "Extinguishments of Debts Made to Satisfy Sinking-Fund Requirements (an amendment of FASB No. 4)" is no longer necessary because FASB No. 4 has been rescinded. FASB No. 44, "Accounting for Intangible Assets of Motor Carriers" is no longer necessary since the transition to the Motor Carrier Act of 1980 has been completed. FASB No. 145 amends FASB No. 13, "Accounting for Leases" to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FASB No. 145 also makes technical corrections to existing pronouncements. While these corrections are not substantive in nature, in some instances, they may change accounting practice. FASB No. 145 will be effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.


NOTE 3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     Through December 31, 2001, the managing general partner of the Partnership was RAM Funding, Inc. and the associate general partner was Presidio AGP Corp. ("Presidio"). Effective January 1, 2002, pursuant to the General and Limited Partner Interest Assignment Agreement (the "Assignment Agreement"), the managing general partner and associate general partner interests in the Partnership were acquired by Maxum LLC ("Maxum" or the "General Partner"). The General Partner does not believe that this transaction will have a material effect on the operations of the Partnership.

     As of December 31, 2001, affiliates of both Presidio and Maxum had acquired 57,695 and 10,389 units, respectively, of limited partnership interest of the Partnership. Effective January 1, 2002, in accordance with the Assignment Agreement, the units previously held by affiliates of Presidio were acquired by affiliates of Maxum. On March 29, 2002, another affiliate of Maxum initiated a tender offer. The tender offer is to expire on August 14, 2002, unless extended. Currently, Maxum affiliates own 76,694 units, which represent 40.8% of the issued and outstanding limited partnership units of the Partnership. An affiliate of Maxum currently controls the property adjacent to the Sierra Marketplace in Reno, Nevada. Another affiliate of Maxum oversees the management of Sierra Marketplace.

     No distributions were made for the fiscal quarter ended June 30, 2002.

     An affiliate of the General Partner controls the property adjacent to the Sierra Marketplace. Another affiliate of the General Partner oversees the management of the Sierra Marketplace. In order to increase traffic flow to the center, the management of Sierra Marketplace and the Registrant have begun construction and development to make it easier for customers from the adjacent property to visit the center.






                                    -9-

NOTE 4 - INVESTMENTS IN MORTGAGE LOAN AND ALLOWANCE FOR LOAN LOSSES

     The Partnership, which originally invested in zero-coupon, nonrecourse senior and junior mortgage loans, currently holds an interest in one outstanding mortgage loan. During the first quarter of 1997, the obligor under the Partnership's remaining mortgage loan wrote the property down to what its management believed to be its estimated fair market value of $15,875,000. Management of the Partnership performed its own evaluation at that time and determined that this amount was a fair estimate of the property value. The outstanding balance of the loan at December 31, 1996, was approximately $15,979,000 and it was unlikely that any additional interest accrued on the loan would ultimately be recovered from the value of the underlying property. Consequently, as of January 1, 1997, the Partnership ceased accruing interest on the loan. In December 2000, the Partnership and the borrower agreed on an extension to the loan as follows:

     1. To extend the term of the loan until February 28, 2003.

     2. The borrower placed in escrow a deed as well as documents necessary to convey the property, which documents will be released to the Partnership on the earlier (A) March 1, 2003, (B) at such time as a third-party purchaser is identified to acquire the Sierra Marketplace located in Reno, Nevada, the property securing the loan (the "Sierra property") or (C) at any time after March 1, 2002 if the Partnership deems it necessary to protect its economic interest. As of June 30, 2002, the Partnership has not deemed it necessary to protect its economic interests and, therefore, the deed and documents remain in escrow.

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





                                    -10-

     A summary of mortgage activity is as follows:

                                        Six Months Ended                            Year Ended
                                         June 30, 2002                           December 31, 2001
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
                            ==========       ========     =========     ==========  ==========   ==========

     Information with regard to the partnership's mortgage loan is as follows:

                                                            Current     Mortgage    Mortgage
                      Interest   Compound           Loan    Maturity     Amount     Placement
Description            Rate %     Period    Type    Date      Date      Advanced    Fees
-----------           --------   --------   ----   ------   --------   ----------   ---------
Shopping Center
Sierra Marketplace
     Reno, Nevada       11.220     Monthly     1st     2/10/89   3/01/03     $6,500,000     $  385,757











                                                   -11-

                     Interest Recognized                                Carrying Value           Contractual Balance
                   -----------------------                        --------------------------  --------------------------
                    June 30,    2001 and    Reserves/              June 30,    December 31,    June 30,    December 31,
                      2002        Prior     Write-offs  Proceeds     2002          2001          2002           2001
                   ---------   -----------  ----------  --------  -----------   ------------  ----------    ------------
Shopping Center
Sierra Marketplace
     Reno, Nevada  $ 919,182   $10,377,518  $   -       $   -     $15,979,355   $15,979,355   $26,622,081   $26,062,593
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

Liquidity and Capital Resources

     The Partnership initially invested the net proceeds of its 1988 initial public offering in four zero coupon first and junior mortgage loans aggregating $23,300,000. These loans were secured by properties owned principally by privately and publicly syndicated limited partnerships originally sponsored by affiliates of the general partners. The Partnership currently retains an investment in one of the original four mortgage loans, which had an initial principal balance of approximately $6,500,000. During the first quarter of 1997, the obligor under the Partnership's remaining mortgage loan wrote the property down to what its management believed to be its estimated fair market value of $15,875,000. Management of the Partnership performed its own evaluation at that time and determined that this amount was a fair estimate of the property value. The outstanding balance of the loan at December 31, 1996, was approximately $15,979,000 and it was unlikely that any additional interest accrued on the loan would ultimately be recovered from the value of the underlying property. Consequently, as of January 1, 1997, the Partnership ceased accruing interest on the loan. At June 30, 2002, the contractual balance of principal and accrued interest on this loan was $26,622,081 and the Partnership had a carrying value in this loan of $15,979,355.

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


                                    -13-
See "Item 1. Financial Statements," Note 3. On March 27, 2001, the Partnership received an appraisal from the borrower which valued the Sierra property at $20,000,000. As a result, based on current information available to the Partnership, no excess payment is presently required.

     The Partnership's level of liquidity based on cash and cash equivalents increased by $730,014 to $1,484,150 during the six months ended June 30, 2002, as compared to December 31, 2001. The increase is due to cash provided by operating activities. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. From the settlement of the class action litigation (see "Part II, Item 1. Legal Proceedings"), the Partnership will make a distribution to its partners, as well as other members of the plaintiffs class in an amount of approximately $37.00 per unit. The distribution should be made by August 31, 2002.

     On March 29, 2002, Virginia Springs Limited Liability Company ("Virginia Springs"), an affiliate of Maxum, commenced a tender offer to purchase 28,000 units of the Partnership's limited partner interests, representing approximately 15% of the total outstanding units, for a price of $80 per unit.

On April 24, 2002, Virginia Springs increased its offer price to $95 per unit and extended the termination date to June 14, 2002, unless extended. The termination date was extended again on June 14, 2002, and, once again, on July 10, 2002, until August 14, 2002. Should this tender offer be fully subscribed, Virginia Springs, along with its affiliates, will control the majority of the outstanding units and, therefore, will be in a position to influence the outcome of all voting decisions with respect to the Partnership.

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

Results of Operations

Comparison of operating results for the three-month periods ended June 30, 2002, and 2001.

     Net income decreased by $54,671 for the three-month period ended June 30, 2002, as compared to the same period in 2001, due to decreases in revenues offset partially by decreases in costs and expenses. Revenues decreased by $88,250 for the three-month period ended June 30, 2002, as compared to the same period in 2001, due to decreases in investment interest and mortgage loan. During the second quarter of 2002 and 2001, the Partnership received all excess cash flow (as defined in the modification agreement) from the property in the form of interest payments.


                                    -14-
     Costs and expenses for the three-month period ended June 30, 2002, as compared to the same period in 2001, decreased to $46,528 from $80,107, a difference of $33,579. The decrease was due to better control of costs.


Comparison of operating results for the six-month periods ended June 30, 2002, and 2001.

     Net income increased by $274,279 for the six-month period ended June 30, 2002, as compared to the same period in 2001, due to increases in revenues offset partially by increases in costs and expenses. Revenues increased by $282,985 for the six-month period ended June 30, 2002, as compared to the same period in 2001, due to increases in interest income on the mortgage loan offset partially by a decrease in short term investment interest. During the six-month period ended June 30, 2002, and the second quarter of 2001, the Partnership received all excess cash flow (as defined in the modification agreement) from the property in the form of interest payments.

     Costs and expenses for the six-month period ended June 30, 2002, as compared to the same period in 2001, increased slightly to $111,473 from $103,267, a difference of $8,206.


Quantitative and Qualitative Disclosures about Market Risk

     The Partnership is not subject to market risk as its cash and cash equivalents are invested with banks. The Partnership has no loans outstanding.






























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

     At the hearing on April 15, 2002, due to objections to the proposed settlement, the settlement was not approved by the court and a decision was postponed to a later date. On June 4, 2002, the court approved the settlement agreement. From the settlement of this litigation, the Partnership will make a distribution to its partners, as well as other members of the plaintiffs' class in the amount of approximately $37.00 per unit, which distribution should be made by August 31, 2002.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    99.1  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.

(b) Reports on Form 8-K

    No Reports on Form 8-K were filed during the period ended June 30, 2002.










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



                            RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                            BY: MAXUM LLC
                            General Partner


                            BY:     /S/ BEN FARAHI
                                    -------------------
                                    Ben Farahi, Manager

                            DATE:   08/12/2002







































                                    -17-

Exhibit 99.1




    CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Resources Accrued Mortgage Investors 2, L.P. (the "Partnership"), on Form 10-QSB for the quarterly period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:  August 12, 2002                          /s/ Ben Farahi
                                                ----------------------------
                                                Ben Farahi
                                                President and Director
                                                (Principal Executive and
                                                Financial Officer)
































                                    -18-