Form 10QSB
period 2002-09-30
RESOURCES ACCRUED MORTGAGE INVESTORS 2 LP
filed 2002-11-14
CIK 804671

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

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


















                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                                 BALANCE SHEETS

                                              SEPTEMBER 30,      DECEMBER 31,
                                                  2002               2001
                                              ------------       ------------
                                              (UNAUDITED)
ASSETS

  Investment in mortgage loan................. $15,979,355       $15,979,355
  Cash and cash equivalents...................   1,884,326           754,136
  Accounts Receivable.........................     716,018                -
  Other Assets................................      29,864                -
                                               -----------       -----------
     Total assets............................. $18,609,563       $16,733,491
                                               ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

     Accounts payable and accrued expenses.... $    41,003       $   124,147
                                               -----------       -----------
  Total liabilities...........................      41,003           124,147
                                               -----------       -----------

  Commitments and contingencies

     Partners' equity

     Limited partners' equity (187,919 units
       issued and outstanding)................  18,122,018        16,194,146
     General partners' equity.................     446,542           415,198
                                               -----------       -----------
  Total partners' equity......................  18,568,560        16,609,344
                                               -----------       -----------
Total liabilities and partners' equity........ $18,609,563       $16,733,491
                                               ===========       ===========


The accompanying Notes to the Financial Statements are an integral part of these statements.








                                    -2-
                RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                      STATEMENTS OF INCOME (UNAUDITED)


                                         FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                         --------------------------   --------------------------
                                         SEPTEMBER 30, SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 30,
                                             2002          2001           2002          2001
                                         ------------  ------------   ------------- ------------
Revenues

  Short-term investment interest........ $       -     $   43,151     $       -      $  147,422
  Interest income on mortgage loan......    461,485       294,775      1,380,667        827,947
  Interest and other income.............     79,616         5,000         88,712         12,850
  Proceeds from class action
    settlement..........................  9,000,000            -       9,000,000             -
                                         -----------   -----------    ----------     ----------
     Total revenues.....................  9,541,101       342,926     10,469,379        988,219

Costs and expenses

  General and administrative............  2,049,533        26,158      2,161,007        129,425
                                         -----------   -----------    ----------     ----------
     Total costs and expenses...........  2,049,533        26,158      2,161,007        129,425
                                         -----------   -----------    ----------     ----------
  Net income............................ $7,491,568    $  316,768     $8,308,372     $  858,794
                                         ===========   ===========    ==========     ==========



Net income attributable to:

  Limited partners...................... $7,480,644    $  308,849     $8,277,028     $  837,324

  General partners......................     10,924         7,919         31,344         21,470
                                         -----------   -----------    ----------     ----------
                                         $7,491,568    $  316,768     $8,308,372     $  858,794
                                         ===========   ===========    ==========     ==========

Net income per unit of limited partnership
  interest (187,919 units outstanding).. $    39.81    $     1.64     $    44.05     $    4.46

Distribution to limited partners........ $    33.79    $       -      $    33.79     $      -




The accompanying Notes to the Financial Statements are an integral part of these statements.













                                    -3-
               RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                 STATEMENT OF PARTNERS' EQUITY (UNAUDITED)


                              Limited        General         Total
                             Partners'      Partners'      Partners'
                              Equity          Equity         Equity
                            -----------    -----------    -----------
Balance - January 1, 2002   $16,194,146    $   415,198    $16,609,344

  Net income                  8,277,028         31,344      8,308,372

  Distribution of proceeds
    from class action
    settlement               (6,349,156)           -       (6,349,156)
                            -----------    -----------    -----------
Balance - September 30,
2002                        $18,122,018    $   446,542    $18,568,560
                            ===========    ===========    ===========





The accompanying Notes to the Financial Statements are an integral part of these statements.
































                                     -4-
               RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                 FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30
                                                ----------------------
                                                   2002        2001
                                                ----------  ----------
Cash flows from operating activities

Net income..................................... $8,308,372  $  858,794

  Changes in operating assets and liabilities:
     Increase in accounts receivable...........   (716,018)         -
     Other assets..............................    (29,864)         -
     Accounts payable and accrued expenses.....    (83,144)    (13,654)

  Cash flows from financing activities:
     Distribution to limited partners.......... (6,349,156)         -

                                                ----------  ----------
Net increase in cash and cash equivalents......  1,130,190     845,140


Cash and cash equivalents, beginning of period.    754,136   4,342,270
                                                ----------  ----------
Cash and cash equivalents, end of period....... $1,884,326  $5,187,410
                                                ==========  ==========


The accompanying Notes to the Financial Statements are an integral part of these statements.





















                                    -5-
                 RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL INFORMATION

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investors 2, L.P. (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31, 2001. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except Note 3. The balance sheet at December 31, 2001, was derived from audited financial statements at such date.

     The results of operations for the three and nine month periods ended September 30, 2002, and 2001 are not necessarily indicative of the results to be expected for the full year.


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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt and amendment of Accounting Principles Board Opinion ("APB") No. 30" Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. As a result, the criteria in APB 30 will be used to classify those gains and losses. FASB No. 64, "Extinguishments of Debts Made to Satisfy Sinking-Fund Requirements (an amendment of FASB No. 4)" is no longer necessary because FASB No. 4 has been rescinded. FASB No. 44, "Accounting for Intangible Assets of Motor Carriers" is no longer necessary since the transition to the Motor Carrier Act of 1980 has been completed. FASB No. 145 amends FASB No. 13, "Accounting for Leases" to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FASB No. 145 also makes technical corrections to existing pronouncements. While these corrections are not substantive in nature, in some instances, they may change accounting practice. FASB No. 145 will be effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.


NOTE 3. SETTLEMENT OF LEGAL DISPUTE

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

     At the hearing on April 15, 2002, due to objections to the proposed settlement, the settlement was not approved by the court and a decision was postponed to a later date. On June 4, 2002, the court approved the settlement agreement. From the settlement of this litigation, the Partnership distributed the first installment to its limited partners as well as other members of the plaintiffs' class in the amount of $33.79 per unit. The distribution was made on or around September 30, 2002. The balance of the settlement fund in the amount of approximately $3.75 per unit should be distributed within the next 30 to 60 days.


NOTE 4. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

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

     As of December 31, 2001, affiliates of both Presidio and Maxum had acquired 57,695 and 10,389 units, respectively, of limited partnership interest of the Partnership. Effective January 1, 2002, in accordance with the Assignment Agreement, the units previously held by affiliates of Presidio were acquired by affiliates of Maxum. On March 29, 2002, another affiliate of Maxum initiated a tender offer. The tender offer expired on August 14, 2002. Currently, Maxum and its affiliates own 77,831 units, which represent 41.4% of the issued and outstanding limited partnership units of the Partnership.

     On September 30, 2002, a total of $6,444,446, or $33.79 per unit, was distributed to current and former limited partners of the Partnership. The Partnership distributed: (i) $4,399,921 to limited partners of record on such date, which ownership equaled 130,224 units; (ii) $1,949,514.05 to former limited partners who transferred their units (representing 57,695 units) as of January 1, 2002 and contractually retained their rights to the proceeds from the class action settlement; and (iii) $95,017.48 to former limited partners who owned the units during the period in which the claims made against the defendants occurred but subsequently transferred their units, representing 2,812 units. The amount distributed on September 30, 2002 represents 90% of the settlement amount from the class action. The balance of 10%, or approximately $3.75 per unit, is booked as a receivable of $716,018 and is anticipated to be distributed within the next 60 days. The settlement proceeds attributed to the former owners of the 2,812 units are being treated as an expense by the Partnership.

     An affiliate of the General Partner controls the property adjacent to the Sierra Marketplace. Another affiliate of the General Partner oversees the management of the Sierra Marketplace. In order to increase traffic flow to the center, the management of Sierra Marketplace and the Registrant have begun construction and development to make it easier for customers from the adjacent property to visit the center. A related party is also leasing approximately 5,100 square feet of retail space at a monthly rent of approximately $4,400 in the Sierra Marketplace Shopping Center.


NOTE 5 - INVESTMENTS IN MORTGAGE LOAN AND ALLOWANCE FOR LOAN LOSSES

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

     2. The borrower placed in escrow a deed as well as documents necessary to convey the property, which documents will be released to the Partnership on the earlier (A) March 1, 2003, (B) at such time as a third-party purchaser is identified to acquire the Sierra Marketplace located in Reno, Nevada, the property securing the loan (the "Sierra property") or (C) at any time after March 1, 2002, if the Partnership deems it necessary to protect its economic interest. As of September 30, 2002, the Partnership has not deemed it necessary to protect its economic interests and, therefore, the deed and documents remain in escrow.

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

     A summary of mortgage activity is as follows:

                                       Nine Months Ended                            Year Ended
                                       September 30, 2002                        December 31, 2001
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
                            ==========       ========     =========     ==========  ==========   ==========

     Information with regard to the partnership's mortgage loan is as follows:

                                                            Current     Mortgage    Mortgage
                      Interest   Compound           Loan    Maturity     Amount     Placement
Description            Rate %     Period    Type    Date      Date      Advanced    Fees
-----------           --------   --------   ----   ------   --------   ----------   ---------
Shopping Center
Sierra Marketplace
     Reno, Nevada       11.220     Monthly     1st     2/10/89   3/01/03     $6,500,000     $  385,757











                                                   -13-

                     Interest Recognized                                Carrying Value           Contractual Balance
                   -----------------------                        --------------------------  --------------------------
                   Sept. 30,    2001 and    Reserves/              Sept. 30,    December 31,   Sept. 30,    December 31,
                      2002        Prior     Write-offs  Proceeds     2002          2001          2002           2001
                   ---------   -----------  ----------  --------  -----------   ------------  ----------    ------------
Shopping Center
Sierra Marketplace
     Reno, Nevada  $1,380,667  $10,377,518  $   -       $   -     $15,979,355   $15,979,355   $26,915,990   $26,062,593
                   ==========  ===========  ==========  ========  ===========   ===========   ===========   ===========































                                                  -14-

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

Liquidity and Capital Resources

     The Partnership initially invested the net proceeds of its 1988 initial public offering in four zero coupon first and junior mortgage loans aggregating $23,300,000. These loans were secured by properties owned principally by privately and publicly syndicated limited partnerships originally sponsored by affiliates of the then general partners. The Partnership currently retains an investment in one of the original four mortgage loans, which had an initial principal balance of approximately $6,500,000. During the first quarter of 1997, the obligor under the Partnership's remaining mortgage loan wrote the property down to what its management believed to be its estimated fair market value of $15,875,000. Former management of the Partnership performed its own evaluation at that time and determined that this amount was a fair estimate of the property value. The outstanding balance of the loan at December 31, 1996, was approximately $15,979,000 and it was unlikely that any additional interest accrued on the loan would ultimately be recovered from the value of the underlying property. Consequently, as of January 1, 1997, the Partnership ceased accruing interest on the loan. At September 30, 2002, the contractual balance of principal and accrued interest on this loan was $26,915,990 and the Partnership had a carrying value in this loan of $15,979,355.

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


                                    -15-
See "Item 1. Financial Statements," Note 3. On March 27, 2001, the Partnership received an appraisal from the borrower which valued the Sierra property at $20,000,000. As a result, based on current information available to the Partnership, no excess payment is presently required.

     The Partnership's level of liquidity based on cash and cash equivalents increased by $1,130,190 to $1,884,326 during the nine months ended September 30, 2002, as compared to December 31, 2001. The increase is due to cash provided by operating activities. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. From the settlement of the class action litigation (see "Part II, Item 1. Legal Proceedings"), the Partnership made a distribution to its limited partners, as well as other members of the plaintiffs class in an amount of $33.79 per unit. On September 30, 2002, a total of $6,444,446, or $33.79 per unit, was distributed to current and former limited partners of the Partnership. The Partnership distributed: (i) $4,399,921 to limited partners of record on such date, which ownership equaled 130,224 units; (ii) $1,949,514.05 to former limited partners who transferred their units (representing 57,695 units) as of January 1, 2002 and contractually retained their rights to the proceeds from the class action settlement; and
(iii) $95,017.48 to former limited partners who owned the units during the period in which the claims made against the defendants occurred but subsequently transferred their units, representing 2,812 units. The amount distributed on September 30, 2002 represents 90% of the settlement amount from the class action. The balance of 10%, or approximately $3.75 per unit, is booked as a receivable of $716,018 and is anticipated to be distributed within the next 60 days. The settlement proceeds attributed to the former owners of the 2,812 units are being treated as an expense by the Partnership.

     On March 29, 2002, Virginia Springs Limited Liability Company ("Virginia Springs"), an affiliate of Maxum, commenced a tender offer to purchase 28,000 units of the Partnership's limited partner interests, representing approximately 15% of the total outstanding units, for a price of $80 per unit.

On April 24, 2002, Virginia Springs increased its offer price to $95 per unit. The tender offer terminated on August 14, 2002 and 9,703 units were tendered.

     On October 14, 2002, Western Real Estate Investments, LLC, an affiliate of Maxum, commenced a tender offer to purchase 21,000 units of the Partnership's limited partner interest, representing approximately 11% of the total outstanding units, for a price of $70 per unit. The tender offer is to expire on December 10, 2002, unless extended.

Real Estate Market

     There has been substantial development of retail space in the Reno area over the past few years especially in close vicinity to the Sierra property. Also in the past few years, the Sierra property has lost two of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms. One of the spaces is currently being leased at a substantially reduced rental rate. The second space is currently being subleased by the original lessor at a substantial discount until November 30, 2003, the date at which the lease expires. The remaining anchor tenant's original lease expires in August 2008. Management does not currently expect this tenant to exercise its renewal option at that time. The Partnership's potential for realizing the full value of its investment in the Sierra property is currently considered unlikely.

                                   -16-
Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH
        PERIODS ENDED SEPTEMBER 30, 2002, AND 2001.

     Net income increased by $7,174,800 for the three-month period ended September 30, 2002, as compared to the same period in 2001, due to increases in revenues offset partially by increases in costs and expenses. Revenues increased by $9,198,175 for the three-month period ended September 30, 2002, as compared to the same period in 2001, due mainly to proceeds from the class action settlement (see Part II, Item 1 - Legal Proceedings).

     Costs and expenses for the three-month period ended September 30, 2002, as compared to the same period in 2001, increased to $2,049,533 from $26,158, a difference of $2,023,375. The increase was due mainly to $1,911,020 in legal fees and expenses paid to the plaintiffs' counsel associated with the class action lawsuit, and $105,564 paid and accrued for the benefit of previous holders of 2,812 units of the Partnership for settlement of the class action lawsuit.


COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002, AND 2001.

     Net income increased by $7,449,578 for the nine-month period ended September 30, 2002, as compared to the same period in 2001, due to increases in revenues offset partially by increases in costs and expenses. Revenues increased by $9,481,160 for the nine-month period ended September 30, 2002, as compared to the same period in 2001, due primarily to proceeds from the class action settlement (see Part II, Item 1 - Legal Proceedings).

     Costs and expenses for the nine-month period ended September 30, 2002, as compared to the same period in 2001, increased to $2,161,007 from $129,425, a difference of $2,031,582. The increase was due mainly to $1,911,020 in legal fees and expenses paid to the plaintiffs' counsel associated with the class action lawsuit, and $105,564 paid and accrued for the benefit of previous holders of 2,812 units of the Partnership for settlement of the class action lawsuit.

Quantitative and Qualitative Disclosures about Market Risk

     The Partnership is not subject to market risk as its cash and cash equivalents are invested with banks. The Partnership has no loans outstanding.


ITEM 3 - CONTROLS AND PROCEDURES

     The Registrant's principal executive officer has, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 (c)) and has determined that such disclosure controls and procedures are effective. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

                                    -17-
                       PART II - OTHER INFORMATION

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

     At the hearing on April 15, 2002, due to objections to the proposed settlement, the settlement was not approved by the court and a decision was postponed to a later date. On June 4, 2002, the court approved the settlement agreement. From the settlement of this litigation, the Partnership distributed the first installment to its limited partners as well as other members of the plaintiffs' class in the amount of $33.79 per unit. The distribution was made on September 30, 2002. The balance of the settlement fund in the amount of approximately $3.75 per unit should be distributed within the next 30 to 60 days.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    99.1  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.

(b) Reports on Form 8-K

    No Reports on Form 8-K were filed during the period ended September 30, 2002.







                                    -18-
                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                            BY: MAXUM LLC
                            General Partner


                            BY:     /S/ BEN FARAHI
                                    -------------------
                                    Ben Farahi
                                    Managing Member of the General Partner


                            DATE:   11/14/2002





































                                    -19-
                 RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                        FORM 10-QSB SEPTEMBER 30, 2002

CERTIFICATION

I, Ben Farahi, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Resources Accrued Mortgage Investors 2, L.P.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant is responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared:

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                            /s/ Ben Farahi
                            --------------
                            Ben Farahi
                            Managing Member of
                            the General Partner


                            Date: 11/14/02

Exhibit 99.1




    CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Resources Accrued Mortgage Investors 2, L.P. (the "Partnership"), on Form 10-QSB for the quarterly period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:  August 12, 2002            /s/ Ben Farahi
                                  ----------------------------
                                  Ben Farahi
                                  Managing Member of the General Partner