Form 10KSB
period 2002-12-31
RESOURCES ACCRUED MORTGAGE INVESTORS 2 LP
filed 2003-03-31
CIK 804671

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                        the Securities Exchange Act of 1934

For the Fiscal Year Ended                                      Commission File
December 31, 2002                                               Number 0-16856

                   RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
       -------------------------------------------------------------------
                  (Name of Small Business Issuer in Its Charter)

           DELAWARE                                              13-3368726
---------------------------------                           -------------------
 (State or Other Jurisdiction of                               (IRS Employer
  Incorporation or Organization)                            Identification No.)


    1175 W. MOANA LANE, RENO, NEVADA                               89509
-----------------------------------------                     ----------------
 (Address of Principal Executive Offices)                         (Zip Code)

(Issuer's Telephone Number, Including Area Code)                 775-825-3355
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

     Issuer's revenues for its most recent fiscal year were $10,817,793.


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

CHANGE IN CONTROL

     As of January 1, 2002, the General Partner acquired both the managing general partner interest and the associate general partner interest in the Registrant from RAM Funding and Presidio AGP, respectively, pursuant to the General and Limited Partner Interest Assignment Agreement (the "Assignment Agreement"), dated as of October 10, 2001, between the General Partner, Western Real Estate Investments, LLC, a Delaware limited liability company (as of January 1, 2003, Western is a Nevada limited liability company) and an affiliate of the General Partner ("Western"), RAM Funding and Presidio AGP as well as Presidio Capital Investment Company LLC, Presidio Partnership II Corp. and Bighorn Associates LLC, each of which is affiliated with RAM Funding and Presidio AGP Corp. and was a limited partner of the Registrant prior to January 1, 2002 (the "Former LPs"). Also pursuant to the Assignment Agreement, as of January 1, 2002, Western purchased all of the Units owned by the Former LPs ("Former LP Units").

     As a result of the transactions described above, the General Partner owns 100% of the general partner interests in the Registrant, and Western beneficially owns approximately 41.4% of the outstanding Units on the date hereof. In addition, Virginia Springs Limited Liability Company, a Nevada limited liability company and an affiliate of the General Partner ("Virginia Springs"), is currently conducting a tender offer for 12,000 Units (approximately 6.4% of the outstanding Units) at a price of $68 per Unit. The tender offer is scheduled to expire on April 23, 2003, subject to extension by Virginia Springs. See "Tender Offers" below. Further, as of January 1, 2002, an affiliate of the General Partner was appointed as the managing agent at the Sierra Property (as hereinafter defined), replacing an affiliate of RAM Funding, Presidio AGP and the Former LPs. See "Item 5. Market for Common Equity and Related Stockholder Matters" for information relating to the cash distribution made by the Registrant upon completion of this transaction.

     Pursuant to the Assignment Agreement, RAM Funding was admitted as a non-equity special manager of the General Partner whose only right was to have the sole and exclusive authority to settle the class action litigation involving the Registrant (see "Item 3. Legal Proceedings"); however, RAM Funding was not entitled to enter into any settlement agreement with respect to the class action if the Registrant would have been required to make any settlement payment unless the General Partner agreed to such proposed payment by the Registrant. On June 4, 2002, the class action was dismissed, and RAM Funding was subsequently removed as the special manager.

                                     -2-
     In connection with the transfer of the Registrant's general partner interests to the General Partner, the principal executive offices of the Registrant have been moved to 1175 W. Moana Lane, Reno, Nevada 89509, and the Registrant's telephone number has been changed to (775) 825-3355.

     The General Partner does not believe that the transfer of the general partner interests in the Registrant will have a material effect on the operations of the Registrant.

MANAGEMENT/EMPLOYEES

     The Registrant has one employee and the employee works part time. The business of the Registrant is managed by the General Partner and its affiliates and agents.


INVESTMENTS OF REGISTRANT

     The Registrant originally invested 100% of the non-returned portion of its net proceeds in four Mortgage Loans, one of which was still outstanding at December 31, 2002. In June 1992, the senior mortgage lender on one of the Registrant's investments, the Promenade Loan, foreclosed on the property securing its loan and the Registrant lost its entire investment. During 1999, the Registrant received proceeds in settlement of its loans to Harborista Associates, L.P. and Twin Oak Plaza Associates. As of December 31, 2002, the Registrant had one remaining investment in a Mortgage Loan (the "Sierra Loan") issued on February 10, 1989 in the amount of $6,500,000 to High Cash Partners, L.P. (the "Sierra Borrower"), a public limited partnership originally sponsored by Integrated Resources, Inc., which declared bankruptcy in 1994. The total amount, including fees, allocated to the Sierra Loan from the gross proceeds of the Registrant's offering was $7,715,134 including payment to RAM Funding of a mortgage placement fee of $385,757. Commencing on March 1, 2001, the Registrant began receiving interest payments on the Sierra Loan, which payments represented 16% of the Registrant's 2002 revenue. On March 3, 2003, the Registrant acquired the deed to the property securing the Sierra Loan, a shopping center commonly known as the Sierra Marketplace located in Reno, Nevada (the "Sierra Property"), in lieu of foreclosing on the Sierra Loan. The Sierra Property consists of approximately 233,000 square feet of net rentable area and occupies 18.67 acres, consisting of two main buildings and three anchor tenant buildings with surface parking for 1,184 automobiles.

     The Sierra Loan, which bore interest at a rate of 11.22% per annum, compounded monthly and was scheduled to mature on February 28, 2001, at which time a balloon payment of $24,966,653, together with additional interest (as described below) if any, was due and payable, was modified on December 21, 2000. One of the provisions of the Sierra Loan stated that if the sum of (i) the principal balance of the Sierra Loan plus all other then outstanding indebtedness secured by the Sierra Property plus (ii) all accrued and unpaid interest in excess of 5% per annum of the principal balance of such mortgages, exceed 85% of the current appraised value, the Sierra Borrower would have been immediately obligated to pay such excess. In the event that such excess became due, the Sierra Borrower may not have had sufficient liquidity to satisfy its obligation to the Registrant. If this were to occur, Sierra Borrower could have been forced to sell the Sierra Property or seek other relief, including protection under the bankruptcy laws.

     In 1997, RAM Funding prepared a valuation of the Sierra Property and based on that valuation, no additional amounts were then presently due. However, as a result of such valuation, the Sierra Borrower wrote the Sierra Property down on its books to what its management believed to be its estimated fair market value of $15,875,000. RAM Funding performed its own evaluation and determined that this estimate was a fair representation of the property value at that time.
The balance of the Sierra Loan at December 31, 1996 was approximately $15,979,000 and the then general partners of the Registrant determined that it was unlikely that any additional interest accrued on the Sierra Loan would ultimately be recovered from the value of the underlying

                                   -3-
property. Consequently, as of January 1, 1997, the Registrant ceased accruing interest on the Sierra Loan.

     The Sierra Borrower advised the Registrant in 2000 that it believed that the value of the Sierra Property had increased since the beginning of 1997 and that, depending on the results of the appraisal of the Sierra Property required to be made in connection with the modification of the Sierra Loan, the value of the Sierra Loan may have exceeded the value at which the Sierra Loan was then being carried on the Registrant's financial statements. The Sierra Borrower also requested that the Sierra Loan be restructured prior to its maturity (February 1, 2001). After extensive negotiations, on December 21, 2000, the Registrant and the Sierra Borrower agreed to modify the Sierra Loan as follows:

     1. The term of the Loan was extended until February 28, 2003.

     2. The Sierra Borrower placed in escrow a deed as well as documents necessary to convey the Sierra Property, which documents were to be released to the Registrant on the earlier (A) of March 1, 2003, (B) at such time as a third-party purchaser was identified to acquire the Sierra Property or (C) at any time after March 1, 2002 if the Registrant deemed it necessary to protect its economic interest.

     3. The Sierra Borrower was required to pay to the Registrant to be applied towards the Sierra Loan all cash flow generated from the Sierra Property in excess of $100,000 per year.

     4. The Sierra Borrower was required to have an appraisal prepared on the Sierra Property to determine if an excess payment, as described above, was due and, if such a payment was due, to make such payment. On March 27, 2001, the Registrant received an appraisal from the Sierra Borrower which valued the Sierra Property at $20,000,000. As a result, based on current information available to the Registrant, no excess payment was required.

     5. The Sierra Borrower had the right to prepay the Sierra Loan by paying to the Registrant the sum of the then unpaid principal balance of the Sierra Loan together with accrued interest and other charges due under the Sierra Loan and 66% of the value of the Sierra Property in excess of such amount.

     In addition, the Registrant obtained significantly more input over the operation of the Sierra Property including the selection of the management company, leasing programs and capital improvements. In this regard, an affiliate of RAM Funding, Presidio AGP and the Former LPs began providing property management services at the Sierra Property effective March 2001 and, effective January 1, 2002, property management services are being provided by an affiliate of the General Partner. As stated above, on March 3, 2003, the Registrant acquired the deed to the Sierra Property in accordance with the provisions of the December 21, 2000 modification of the Sierra Loan. In an effort to maximize the financial viability of the Sierra Property, the Registrant intends to remodel and renovate the Property and attempt to create synergies between the Sierra Property and the property adjacent to the Sierra Property which is controlled by an affiliate of the General Partner. Another affiliate of the General Partner oversees the management of the Sierra Property. See "Item 2. Description of Property."











                                   -4-
TENDER OFFERS

     On January 17, 2001, Bighorn Associates I, LLC ("Bighorn"), an affiliate of Presidio, commenced a tender offer to acquire up to 57,000 Units for a price of $90 per Unit. Subsequent to Bighorn's offer, Western commenced an offer to acquire up to 40,000 Units for a price of $97 per Unit. After a series of amendments, both the Bighorn purchase price and the Western purchase price were increased to $127 per Unit. On March 15, 2001, Western's offer expired and on March 16, 2001, Bighorn's offer expired. Based on its filings with the Securities and Exchange Commission, Bighorn acquired 22,636 Units in its offer, representing approximately 12.05% of the total outstanding Units (all of which it subsequently sold to Western pursuant to the Assignment Agreement) and Western acquired 6,678 Units in its offer representing approximately 3.555% of the total outstanding Units.

     On March 29, 2002, Virginia Springs, an affiliate of the General Partner, commenced a tender offer to purchase 28,000 Units, representing approximately 15% of the total outstanding Units, for a price of $80 per Unit. On April 24, 2002, Virginia Springs increased its offer price to $95 per Unit. The tender offer terminated on August 14, 2002 and 9,703 Units were tendered to Virginia Springs.

     On October 14, 2002, Western commenced a tender offer to purchase 21,000 Units, representing approximately 11% of the total outstanding Units, for a price of $70 per Unit. The tender offer was to expire on December 10, 2002. On December 9, 2002, Western terminated its tender offer.

     On February 18, 2003, Virginia Springs commenced a tender offer to purchase 12,000 additional Units, representing approximately 6.4% of the total outstanding Units, for a price of $68 per Unit. The tender offer is scheduled to expire on April 23, 2003, subject to extension by Virginia Springs.


ITEM 2. DESCRIPTION OF PROPERTY

     The Registrant's sole property is the Sierra Property, located at South Virginia Street and East Moana Lane, one of the busiest intersections in Reno, Nevada. The Registrant owns the Sierra Property in fee simple and the Property is not subject to any mortgages, liens or other encumbrances. The General Partner believes that the Sierra Property is adequately covered by insurance.

     Until November 1997, Levitz Furniture Corporation ("Levitz") had occupied approximately 23% of the space of the Sierra Property (i.e., approximately 53,000 out of approximately 233,000 square feet of net leasable area) under a lease that extended through 2008. In November 1997, Levitz, which had filed for protection under Chapter 11 of the Bankruptcy Code, vacated its space. Levitz ceased paying rent to the previous owner as of April 2, 1998. The vacancy at the Levitz space resulted in a loss of income to the previous owner and may have adversely affected the surrounding tenants and the previous owner's ability to attract new tenants. During 1999, in order to maximize cash flow from the Sierra Property, the previous owner entered into a short-term lease, terminable by the previous owner upon written notice to the tenant, for the Levitz space at an annual rent substantially less than under the Levitz lease. The previous owner's entry into this lease enabled it to continue to actively seek a long-term, creditworthy substitute tenant for the Levitz space at a higher rent.








                                   -5-
     The previous owner's search for a long-term, creditworthy substitute tenant for the Levitz space and its ability to attract additional tenants at higher rents was impeded by the strong competition for tenants (including existing tenants whose leases expire) among existing shopping centers in the vicinity of the Sierra Property. In addition, a portion of the land available for development in the immediate geographic vicinity of the Sierra Property had recently been developed by centers predominantly occupied by large anchor tenants, which created additional competition for the Sierra Property. This competitive factor, together with the fact that much of the space (including the space previously occupied by Levitz) had only limited visibility to the main thoroughfare, hindered the previous owner's entry into a new lease of the space on terms comparable to the Levitz lease. The previous owner's inability to enter into such a lease impaired its efforts to increase the cash flow generated by the Sierra Property and resulted in a significant diminution in the value of the Sierra Property.

     The Good Guys, another anchor tenant of the Sierra Property, occupies 16,961 square feet of the shopping center. In 1999, Good Guys vacated its premises. In April 2001, the previous owner agreed to consent to Good Guys' sublet of its premises. The Good Guys' lease terminates on November 30, 2003; management does not believe it will be successful in renting the space at the current rate subsequent to lease termination. The subleasee of the space is currently paying less than 33% of the total rent; the balance is being paid by Good Guys.

     The lease of Smith's Food King, the last anchor tenant, who occupies 68,972 square feet, terminates on August 31, 2008.

     Both prior to and after the previous owner's entry into the Mortgage Loan Modification Agreement, the then managing general partner of the Registrant sought a long-term, creditworthy anchor tenant for the space that was previously occupied by Levitz. The previous managing general partner also explored options for a sale or refinancing of the Sierra Property. However, despite the previous managing general partner's continuing efforts, the previous owner was unable to increase the value of the Sierra Property, thereby precluding a sale or refinancing of the Sierra Loan on favorable terms.

     As a result of these events, on March 3, 2003, the Registrant foreclosed on the property in total satisfaction of its debt owed the Registrant.

     In an effort to maximize the financial viability of the Sierra Property, the Registrant intends to remodel and renovate the Sierra Property and to attempt to create synergies between the Sierra Property and the property adjacent to the Sierra Property which is controlled by an affiliate of the General Partner. The estimate for the initial phase of renovation is approximately $1,000,000 to be paid from the Registrant's working capital.

     As of March 25, 2003, 97.2% of the Sierra Property's rentable square footage was occupied. The average effective annual rent is $0.87 per occupied square foot. The following table details the number of tenants whose leases will expire for each of the next ten years and related information:












                                   -6-

                              Total Sq. Ft.    Annual Rent of      % of Gross Annual
          Number of Leases    of Expiring      Expiring Leases     Rent of Expiring
Year      Expiring            Leases           at Current Rates    Leases
----      ----------------    -------------    ----------------    -----------------
2003            11               97,319         $1,029,898.80            44.1%
2004             7               19,110            280,098.00            12.0%
2005             1                1,700             34,230.72             1.5%
2006             2                2,250             45,892.56             2.0%
2007             4               14,831            215,391.84             9.2%
2008             2               72,222            484,544.64            20.7%
2009             1                2,125             29,257.80             1.3%
2010
and thereafter   -                   -                  -                 -


     An affiliate of the General Partner oversees the management of the Sierra Property. An entity affiliated with the General Partner began leasing space at the Sierra Property from the previous owner in March 1992 and currently leases approximately 5,100 square feet of retail space at the Sierra Property at a monthly rent of approximately $4,400.


ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Units of the Registrant. As of March 1, 2003, there were approximately 2,250 holders of Units owning an aggregate of 187,919 Units (including Units held by affiliates of the General Partner).

     There are no material legal restrictions set forth in the Registrant's partnership agreement upon the Registrant's present or future ability to make distributions. In December 2001, a distribution of $4,720,525 ($25.12 per Unit) was made to the limited partners from the Registrant's reserves. On or around September 30, 2002, an initial distribution of $33.79 per Unit was made to the limited partners from the proceeds of the settlement of a class action commenced in May 2000 against RAM Funding, Presidio AGP and certain of their affiliates, and the Registrant as nominal defendant seeking, among other things, monetary damages resulting from purported breaches of fiduciary duties and breaches of the Registrant's partnership agreement in connection with the March 1999 sale of the Registrant's loan to Harborista Associates, L.P. and the marketing of Harbor Plaza which secured the Harborista loan (the "Class Action"). In addition, the Class Action alleged breaches of fiduciary duty in connection with the purported failure of the Registrant to distribute cash and the purported failure of the Registrant to enforce the provisions of the Sierra Loan.



                                   -7-
     On January 22, 2002, the parties entered into a Settlement Agreement (the "Settlement Agreement") that (i) provided for a $9,000,000 payment by the defendants to the Registrant and (ii) required that the Registrant distribute to its partners the $9,000,000 payment, less fees and expenses awarded by the court to plaintiff's counsel (which amount was not expected to exceed approximately 20% of the settlement amount). The Settlement Agreement was subject to the approval of the court. The objection period was scheduled to expire April 1, 2002 and a hearing on the approval of the Settlement Agreement was scheduled for April 15, 2002.

     At the hearing on April 15, 2002, due to objections to the proposed settlement, the settlement was not approved by the court and a decision was postponed to a later date. On June 4, 2002, the court approved the settlement
agreement.   On or around December 11, 2002, the remainder of the Class Action settlement distribution was made to the limited partners in the amount of $3.77 per Unit.


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

LIQUIDITY AND CAPITAL RESOURCES

     Through December 31, 2001, the managing general partner of the Registrant was RAM Funding and the associate general partner was Presidio AGP. Effective January 1, 2002, pursuant to the Assignment Agreement, the managing general partner interest and the associate general partner interest in the Registrant were acquired by the General Partner. The General Partner does not believe that this transaction will have a material effect on the operations of the Registrant.

     The Registrant initially invested the net proceeds of its public offering in four zero coupon first and junior Mortgage Loans aggregating $23,300,000. These Loans were secured by properties owned principally by privately and publicly syndicated limited partnerships originally sponsored by affiliates of the former general partners. The Registrant retained an investment in the Sierra Loan, one of the original four Mortgage Loans, which had an initial principal balance of approximately $6,500,000, until March 3, 2003, at which time it acquired the deed to the Sierra Property, the property securing the Sierra Loan. During the first quarter of 1997, the Sierra Borrower, the obligor under the Sierra Loan, wrote the Sierra Property down to what its management believed to be its estimated fair market value of $15,875,000. Former management of the Registrant performed its own evaluation at that time and determined that this amount was a fair estimate of the property value. The outstanding balance of the Sierra Loan at December 31, 1996 was approximately $15,979,000 and the former general partners determined that it was unlikely that any additional interest accrued on the Sierra Loan would ultimately be recovered from the value of the underlying property. Consequently, as of January 1, 1997, the Registrant ceased accruing interest on the Sierra Loan.
At December 31, 2002, the contractual balance of principal and accrued interest on the Sierra Loan was $27,356,117 and the Registrant reflected a carrying value in this loan of $15,979,355.

                                   -8-
     The Sierra Loan contained a provision which required the Sierra Borrower to provide a current appraisal of the Sierra Property based upon certain conditions or, in some cases, upon request. If an appraisal indicated the value of all indebtedness senior to and including the Sierra Loan, taking into account principal plus accrued interest in excess of 5% per annum, exceeded 85% of the then current appraisal of the Sierra Property, the Sierra Borrower would have to repay the indebtedness to a point where an 85% loan to value ratio is restored.

     In December 2000, the Registrant and the Sierra Borrower agreed to modify the Sierra Loan as follows:

     1. The term of the Sierra Loan was extended until February 28, 2003.

     2. The Sierra Borrower placed in escrow a deed as well as documents necessary to convey the Sierra Property, which documents were to be released to the Registrant on the earlier (A) of March 1, 2003, (B) at such time as a third-party purchaser was identified to acquire the Sierra Property or (C) at any time after March 1, 2002 if the Registrant deemed it necessary to protect its economic interest. As of December 31, 2002, the Partnership had not deemed it necessary to protect its economic interests and, therefore, the deed and documents remained in escrow.

     3. The Sierra Borrower was required to pay to the Registrant, to be applied towards the Sierra Loan, all cash flow generated from the Sierra Property in excess of $100,000 per year.

     4. The Sierra Borrower was required to have an appraisal prepared on the Sierra Property to determine if an excess payment was due and, if such a payment was due, to make such payment. On March 27, 2001, the Registrant received an appraisal from the Sierra Borrower which valued the Sierra Property at $20,000,000. As a result, based on current information then available to the Partnership, no excess payment was required.

     5. The Sierra Borrower had the right to prepay the Sierra Loan by paying to the Registrant the sum of the then unpaid principal balance of the Sierra Loan together with accrued interest and other charges due under the Loan and 66% of the value of the Sierra Property in excess of such amount.

     During the year ended December 31, 2002, the Registrant received $1,705,231 in excess cash flow from the Sierra Borrower, which was applied against the outstanding contractual principal balance of the Sierra Loan. See "Item 7. Financial Statements - Note 4."

     On March 3, 2003, in lieu of foreclosure, the Registrant acquired the deed to the Sierra Property in accordance with the provisions of the December 21, 2000 modification of the Sierra Loan. In an effort to maximize the financial viability of the Sierra Property, the Registrant intends to remodel and renovate the Property and to attempt to create synergies between the Sierra Property and the property adjacent to the Sierra Property which is controlled by an affiliate of the General Partner.

     The Registrant's level of liquidity based on cash and cash equivalents increased by $1,428,786 to $2,182,922 during the year ended December 31, 2002 as compared to December 31, 2001. The increase was due primarily to the excess cash flow the Registrant received from the Sierra Borrower. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses. As of December 31, 2002, the Registrant had approximately $2,182,198 invested in a savings account. See "Item 7. Financial Statements - Note 6."





                                   -9-
     During 2002, the Registrant distributed $7,058,039, or $37.56 per Unit, to
the limited partners.   This distribution was made from the proceeds of the
settlement of the Class Action. The Registrant does not anticipate making any other distributions of net cash provided by operating activities in the near future.

REAL ESTATE MARKET

     There has been substantial development of retail space in the Reno area over the past few years especially in close vicinity to the Sierra Property. In the past few years, the Sierra Property has lost two of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms; one of the spaces is currently being leased at a substantially reduced rental rate. The second space is currently being subleased by the original lessee at a substantial discount to a tenant until November 30, 2003, the date at which the lease expires. The remaining anchor tenant's original lease expires in August 2008. Management does not currently expect this tenant to exercise its renewal option at that time. The Registrant's potential for realizing the full value of its investment in the Sierra Property is currently considered unlikely.

     An affiliate of the General Partner controls the property next to the Sierra Property. The General Partner, with its affiliate, is looking for options to create synergy if possible to improve the financial viability of the Sierra Property.

     Inflation has not had a material effect on the Registrant's recent operations or financial condition and is not expected to have a material effect in the future.

RESULTS OF OPERATIONS

2002 as compared to 2001

     Net income increased by $7,402,046 to $8,588,655 for the year ended December 31, 2002 as compared to 2001, due to the Registrant's receipt of proceeds from the settlement of the Class Action. Revenues increased by $9,339,933 to $10,817,793 for the year ended December 31, 2002 as compared to the same period in 2001 due primarily to proceeds from the Class Action settlement as well as increases in mortgage loan interest income, which were partially offset by decreases in short-term investment interest due to a decline in interest rates. Interest income on mortgage loans increased starting March 1, 2001 because excess cash flows from the Sierra Property were paid to the Registrant in the form of interest payments due to the modification of certain of the terms of the Sierra Loan.

     Costs and expenses increased by $1,937,887 for the year ended December 31, 2002, as compared to the same period in the prior year, due primarily to an increase in professional fees related to the Class Action settlement.


















                                   -10-
ITEM 7.  FINANCIAL STATEMENTS


                         INDEPENDENT AUDITORS' REPORT


TO THE PARTNERS
RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.:


     We have audited the accompanying balance sheets of Resources Accrued Mortgage Investors 2, L.P. (a limited partnership) (the "Partnership") as of December 31, 2002 and 2001, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resources Accrued Mortgage Investors 2, L.P. (a limited partnership) as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




                                           /s/ Imowitz Koenig & Co., LLP



New York, New York
March 4, 2003























                                    -11-
                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                                 BALANCE SHEETS


                                                       December 31,
                                               -------------------------
                                                   2002         2001
                                               ------------ ------------
ASSETS

  Investment in mortgage loan................. $ 15,979,355  $ 15,979,355
  Cash and cash equivalents...................    2,182,922       754,136
  Capital improvements........................       29,864            -
                                               ------------  ------------
     Total assets............................. $ 18,192,141  $ 16,733,491
                                               ============  ============

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

    Accounts Payable and accrued expenses..... $     52,181  $    124,147
                                               ------------  ------------
  Total Liabilities...........................       52,181       124,147
                                               ------------  ------------

  Commitments and contingencies

    Partners' equity

    Limited partners' equity (187,919 units)
     issued outstanding.......................   17,686,497    16,194,146
    General partners' equity..................      453,463       415,198
                                               ------------  ------------
  Total partners' equity......................   18,139,960    16,609,344
                                               ------------  ------------
     Total liabilities and partners' equity... $ 18,192,141  $ 16,733,491
                                               ============  ============



The accompanying Notes to Financial Statements are an integral part of these statements.




















                                    -12-
                 RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                           STATEMENTS OF OPERATIONS

                                          Years ended December 31,
                                         ---------------------------
                                              2002           2001
                                         ------------   ------------
Revenues
  Mortgage loan interest income......... $  1,705,231   $  1,283,920
  Short term investment interest........      107,962        174,790
  Proceeds from settlement..............    9,000,000             -
  Other income..........................        4,600         19,150
                                         ------------   ------------
     Net revenues.......................   10,817,793      1,477,860
                                         ------------   ------------
Costs and Expenses

  General and administrative............    2,229,138        291,251
                                         ------------   ------------
     Total costs and expenses...........    2,229,138        291,251
                                         ------------   ------------
     Net income (loss).................. $  8,588,655   $  1,186,609
                                         ============   ============

Net income attributable to:

     Limited partners................... $  8,550,390   $  1,156,944

     General partners...................       38,265         29,665
                                         ------------   ------------
                                         $  8,588,655   $  1,186,609
                                         ============   ============


NET INCOME PER UNIT OF LIMITED PARTNERSHIP
    INTEREST (187,919 UNITS OUTSTANDING)
     Attributed to operations........... $       7.94    $      6.16
     Attributed to settlement...........        37.56           0.00
                                         ------------   ------------
     Total.............................. $      45.50    $      6.16
                                         ============   ============

DISTRIBUTION PER UNIT OF LIMITED
    PARTNERSHIP INTEREST................ $      37.56    $     25.12
                                         ============   ============



The accompanying Notes to Financial Statements are an integral part of these statements.













                                    -13-
                RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                      STATEMENTS OF PARTNERS' EQUITY
                   YEARS ENDED DECEMBER 31, 2002 AND 2001



                               Limited         General          Total
                              Partners'       Partners'        Partners'
                                Equity         Equity           Equity
                           --------------   --------------   -----------
Balance, January 1, 2001   $ 19,757,727     $    506,583     $20,264,310
  Net income..............    1,156,944           29,665       1,186,609

  Distribution to partners   (4,720,525)        (121,050)    (4,841,575)
                           --------------   --------------   -----------
Balance, December 31, 2001   16,194,146          415,198      16,609,344
  Net income..............    8,550,390           38,265       8,588,655

  Distribution to partners   (7,058,039)              -       (7,058,039)
                           --------------   --------------   -----------
Balance, December 31, 2002 $ 17,686,497     $    453,463     $18,139,960
                           ==============   ==============   ===========


The accompanying Notes to Financial Statements are an integral part of these statements.





































                                    -14-
                RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                          STATEMENTS OF CASH FLOWS



                                                Years ended December 31,
                                                ------------------------
                                                    2002         2001
                                                ------------ -----------
Cash flows from operating activities:
  Net income ..................................  $ 8,588,655  $1,186,609
  Changes in operating assets and liabilities:
  Other assets.................................      (29,864)         -
  Accounts payable and accrued expenses........      (71,966)     66,832
                                                ------------ -----------
    Net cash provided by
      operating activities.....................    8,486,825   1,253,441
                                                ------------ -----------

Cash flows from financing activities:
  Distribution to limited partners.............   (7,058,039) (4,841,575)
                                                ------------ -----------
     Net cash used in financing activities.....   (7,058,039) (4,841,575)
                                             ------------ -----------

Net increase (decrease) in cash..............      1,428,786 (3,588,134)

Cash and cash equivalents, beginning of period.      754,136   4,342,270
                                                ------------ -----------
Cash and cash equivalents, end of period.......  $ 2,182,922 $   754,136
                                                ============ ===========



The accompanying Notes to Financial Statements are an integral part of these statements.



























                                    -15-
RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
NOTES TO FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION AND SUBSEQUENT EVENT

     Resources Accrued Mortgage Investors 2, L.P. (formerly Resources Accrued Mortgage Investors L.P. Series 87 and Resources Accrued Mortgage Investors Series 88, a Delaware limited partnership (the "Partnership"), was formed in August 1986 under the Delaware Revised Uniform Limited Partnership Law for the purpose of investing primarily in senior and junior accrued interest mortgage loans on properties owned or acquired principally by publicly or privately syndicated limited partnerships sponsored by affiliates of Integrated Resources, Inc. ("Integrated"). During 1994, Integrated's indirect ownership of the managing general partner was purchased by Presidio Capital Corp. ("Presidio"). Through December 31, 2001, the managing general partner of the Partnership was RAM Funding, Inc. and the associate general partner was Presidio AGP Corp., which are wholly-owned subsidiaries of Presidio. Effective January 1, 2002, pursuant to the General and Limited Partner Interest Assignment Agreement (the "Assignment Agreement"), the managing general partner and associate general partner interests in the Partnership were acquired by Maxum LLC ("Maxum" or the "General Partner"). The General Partner does not believe that this transaction will have a material effect on the operations of the Partnership.

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

     On March 3, 2003, the Partnership acquired the deed to the Sierra Property in lieu of foreclosing on the Sierra Loan (see Note 6).

     In accordance with the Partnership's Agreement of Limited Partnership (the "Partnership Agreement"), net income and loss, adjusted cash from operations and disposition proceeds are allocated 97.5% to the limited partners and 2.5% to the General Partners. However, income and distributions related to the settlement of the class action lawsuit (see Note 6) were allocated only to the limited partners.


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


                                   -16-
Investment Method

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

Fair Value of Financial Instruments

     The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Partnership's financial instruments during fiscal years 2001 and 2002 include cash and cash equivalents and an investment in a mortgage loan. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded value.

Net Income Per Unit of Limited Partnership Interest

     Net income per Unit is computed based upon the number of units outstanding (187,919) during the year.

Income Taxes

     No provisions have been made for federal, state and local income taxes, since they are the personal responsibility of the partners.



                                   -17-
     The income tax returns of the Partnership are subject to examination by federal, state and local taxing authorities. Such examinations could result in adjustments to Partnership income, which changes could affect the tax liability of the individual partners.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt and amendment of Accounting Principles Board Opinion ("APB") No. 30" Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. As a result, the criteria in APB 30 will be used to classify those gains and losses. FASB No. 64, "Extinguishments of Debts Made to Satisfy Sinking-Fund Requirements (an amendment of FASB No. 4)" is no longer necessary because FASB No. 4 has been rescinded. FASB No. 44, "Accounting for Intangible Assets of Motor Carriers" is no longer necessary since the transition to the Motor Carrier Act of 1980 has been completed. FASB No. 145 amends FASB No. 13, "Accounting for Leases" to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FASB No. 145 also makes technical corrections to existing pronouncements. While these corrections are not substantive in nature, in some instances, they may change accounting practice. FASB No. 145 will be effective

                                   -18-
for fiscal years beginning after May 15, 2002, with early adoption encouraged. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

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

     In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Partnership's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Partnership's financial statements.


NOTE 3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     Effective January 1, 2002, in accordance with the Assignment Agreement, the Units previously held by affiliates of Presidio were acquired by affiliates of Maxum, however, the affiliates of Presidio reserved their rights to the proceeds from the settlement of the class action litigation described in Note 6 below. Also during 2002, affiliates of Maxum acquired 10,389 Units of limited partnership interest on the open market. Another affiliate of Maxum acquired 9,703 Units of limited partnership interest via a tender offer. Accordingly, as of December 31, 2002, affiliates of Maxum own 77,831 Units, which represent 41.4% of the issued and outstanding limited partnership units of the Partnership. Another affiliate of Maxum commenced a tender offer on February 18, 2003 to acquire 12,000 Units. This offer expires on April 23, 2003.

     During the year ended December 31, 2002, affiliates of the previous general partners received approximately $2,165,790 and affiliates of Maxum received approximately $753,651 of the distribution made to the limited partners from the settlement proceeds of the class action litigation described in Note 6 below.

     An affiliate of the General Partner controls the property next to the Sierra property (see Note 4 below). The General Partner, with its affiliate, is looking for options to create synergy if possible to improve the financial viability of the Sierra Property and the affiliate's property.







                                   -19-
NOTE 4. INVESTMENTS IN MORTGAGE LOAN AND ALLOWANCE FOR LOAN LOSSES

     The Partnership invested in zero-coupon, nonrecourse senior and junior mortgage loans. Collection of the amounts due on the Partnership's mortgage loans is solely dependent upon the sale or refinancing of the underlying properties at amounts sufficient to satisfy the Partnership's mortgage notes after payment of the senior mortgage notes owned by unaffiliated third parties.

     The Partnership had one outstanding mortgage loan on December 31, 2002 (the "Sierra Loan").

     The Partnership's mortgage note contained a provision which required the borrower to provide current appraisals based upon certain conditions or in some cases upon request.

     On March 3, 2003, the Partnership acquired the deed to the Sierra Property in lieu of foreclosing on the Sierra Loan.

     While there are risks inherent in a zero-coupon nonrecourse senior or junior mortgage loan portfolio, the above described provisions were intended to provide some mitigation of these risks. However, in the event a borrower is required to make a payment under such loan provisions, there can be no assurance that the borrower will be able to make such payments.

Sierra Loan

     The Sierra Loan was a $6,500,000 first mortgage loan to High Cash Partners, L.P. ("High Cash") secured by a shopping center located in Reno, Nevada. Interest on the Loan accrued at the rate of 11.22% per annum with no payments due until maturity on February 28, 2001 (see below).

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

     2. The borrower placed in escrow a deed as well as documents necessary to convey the property, which documents were to be released to the Partnership on the earlier (A) March 1, 2003, (B) at such time as a third-party purchaser was identified to acquire the Sierra property or
        (C) at any time after March 1, 2002 if the Partnership deemed it necessary to protect its economic interest. As of December 31, 2002, Partnership had not deemed it necessary to protect its economic interests and, therefore, the deed and documents remained in escrow.

     3. The borrower was required to pay to the Partnership all cash flow generated from the Sierra Property in excess of $100,000 per year, to be applied towards the Sierra Loan.



                                   -20-
     4. The borrower was to have an appraisal prepared on the Sierra Property to determine if an excess payment was due and, if such a payment was due, to make such payment. On March 27, 2001, the Partnership received an appraisal from the borrower which valued the Sierra Property at $20,000,000. As a result, based on current information available to the Partnership on December 31, 2002, no excess payment was required.

     5. The borrower had the right to prepay the loan after the initial maturity date (February 2001) by paying to the Partnership the sum of the then unpaid principal balance of the loan together with accrued interest and other charges due under the loan and 66% of the value of the Sierra Property in excess of such amount.

     In addition, beginning on January 1, 2002 the Partnership had significantly more input over the operation of the Sierra Property including the selection of the management company, leasing programs and capital improvements. In this regard, an affiliate of the Agent began providing property management services at the Sierra Property effective March 2001 and, effective February 1, 2002, property management services were being provided by an affiliate of the General Partner.

     During the year ended December 31, 2002, the Partnership had received $1,705,231 in excess cash flow, which was applied against the outstanding contractual principal balance.

     On March 3, 2003, the Partnership acquired the deed to the Sierra Property in lieu of foreclosing on the Sierra Loan.


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

     On February 9, 1999, 470 Atlantic Avenue Management Corp. ("470 Atlantic"), which had acquired Northwestern's first mortgage loan, filed a motion for foreclosure on its mortgage

     On March 30, 1999, the Partnership sold its interest in the Harborista Loan to 470 Atlantic for gross proceeds of $1,000,000, exclusive of legal and other costs related to the transaction of $200,000. Accordingly, the Partnership recorded $800,000 of recovery of loan losses with respect to the sale of this loan as of December 31, 1998.

     Following its acquisition of the Harborista Loan, 470 Atlantic foreclosed on its interests in the two mortgages and acquired Harbor Plaza. On March 29, 1999, 470 Atlantic entered into an agreement with Charbird Enterprises LLC ("Charbird"), an affiliate of NorthStar Capital Investment Corp. ("Northstar"), an entity that indirectly controls Presidio, and the former general partners, for the performance of services in connection with the marketing of Harbor Plaza. Charbird assigned to NorthStar its right to receive a substantial portion of amounts paid under the agreement and NorthStar agreed


                                   -21-
to indemnify Charbird for any liabilities under the agreement. Harbor Plaza was sold in December 1999 for approximately $50,500,000. Charbird received a fee of $14,050,884 under the agreement, $12,645,796 of which was paid to NorthStar (see Note 6).

A summary of mortgage activity is as follows:


                               Investment      Interest
                                 Method         Method         Total
                             -------------------------------------------
Balance, December 31, 2000...           -    $  15,979,355   $15,979,355
  Interest recognized........           -              -             -
                             -------------- -------------- -------------
Balance, December 31, 2001...           -       15,979,355    15,979,355
  Interest recognized........           -              -             -
                             -------------- -------------- -------------
Balance, December 31, 2002... $         -    $  15,979,355   $15,979,355
                             ============== ============== =============


     Information with respect to the Partnership's mortgage loan is as follows:

                                                           Current   Mortgage    Mortgage    Mortgage
                        Interest  Compound        Loan     Maturity  Amount      Purchased   Placement
                        Rate %    Period   Type   Date     Date      Advanced    Interest    Fees
Description             --------  -------- -----  -------  --------  ----------  ----------  ---------
Shopping Center
Sierra Marketplace
  Reno, Nevada          11.220    Monthly  1st    2/10/89  3/01/03   $6,500,000  $        -  $ 385,757
                                                                     ==========  ==========  =========

                   Interest Recognized                                 Carrying Value            Contractual balance
                 -------------------------                        --------------------------  --------------------------
                  December 31,   2001 and     Reserves/           December 31,  December 31,  December 31,  December 31,
                     2002         Prior      Write-offs  Proceeds     2002          2001          2002          2001
                 ------------ ------------   ----------  -------- ------------  ------------  ------------  ------------
Shopping Center
Marketplace
  Reno, Nevada   $1,705,231   $10,377,518     $      -   $     -   $15,979,355   $15,979,355   $27,356,117   $26,062,593
                 ==========   ===========     ========   =======   ===========   ===========   ===========   ===========

NOTE 5. RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

A reconciliation of net income per financial statements to the tax basis of accounting is as follows:

                                         Year ended December 31,
                                       --------------------------
                                            2002         2001
                                       ------------- ------------
Net income per financial statements     $ 8,588,655   $ 1,186,609
Reconciliation of net income per books
  to tax basis accounting                (1,705,231)    1,480,417
                                       ------------- ------------
Net income per tax basis                $ 6,883,424   $ 2,667,026
                                       ============= ============


     The differences between the Partnership's net assets per financial statements and tax basis of accounting are as follows:

                                         Year ended December 31,
                                       --------------------------
                                            2002         2001
                                       ------------- ------------
Net assets per financial statements     $18,139,960   $16,609,344
Reconciliation of net income per books
  to tax basis accounting                 8,300,188    10,005,419
Syndication costs                         2,230,944     2,230,944
                                       ------------- ------------
Net assets per tax basis                $28,671,092   $28,845,707
                                       ============= ============

NOTE 6. LITIGATION

     On or about May 19, 2000, Dr. Warren Heller, a limited partner, on behalf of himself and all others similarly situated, commenced a punitive class action and derivative lawsuit against RAM Funding Inc., Presidio AGP Corp., NorthStar Capital Investment Corp. and Charbird Enterprises, LLC, defendants, and Resources Accrued Mortgage Investors 2, L.P., as nominal defendant, in the Delaware Chancery Court seeking, among other things, monetary damages resulting from purported breaches of fiduciary duties and breaches of the Partnership's partnership agreement in connection with the March 1999 sale of the Harborista Loan and the marketing of the property which secured the Harborista Loan. In addition, the action alleged breaches of fiduciary duty in connection with the purported failure of the Partnership to distribute cash and the purported failure of the Partnership to enforce the provisions of the loan secured by the Reno, Nevada property.

     On January 22, 2002, the parties entered into a settlement agreement (the Settlement Agreement) that (i) provided for a $9,000,000 payment by the defendants to the Partnership and (ii) required that the Partnership distribute to its partners the $9,000,000 payment, less fees and expenses awarded by the court to plaintiff's counsel (which amount is not expected to exceed approximately 20% of the settlement amount). The Settlement Agreement was subject to the approval of the court. The objection period was scheduled to expire April 1, 2002 and a hearing on the approval of the Settlement Agreement was scheduled for April 15, 2002.

                                   -25-
     At the hearing on April 15, 2002, due to objections to the proposed settlement, the Settlement Agreement was not approved by the court and a decision was postponed to a later date. On June 4, 2002, the court approved the Settlement Agreement. From the settlement of this litigation, the Partnership distributed the first installment to its limited partners as well as other members of the plaintiffs' class in the amount of $33.79 per Unit. The distribution was made on or around September 30, 2002. The balance of the settlement fund in the amount of $3.77 per Unit was distributed on or around December 11, 2002.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Registrant has no officers or directors. The General Partner, Maxum LLC, a Nevada limited liability company, has managed and controlled substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. Mr. Ben Farahi has been the sole manager of the General Partner since its formation in 2001 and, as such, exercises the powers associated with the board of directors and executive officers of a corporation

     Mr. Farahi, age 50, has been, for the past five years, Co-Chairman of the Board, Chief Financial Officer, Secretary, and Treasurer of Monarch Casino Resort which, through its wholly-owned subsidiary Golden Road Motor Inn, Inc. ("Golden Road"), a Nevada company, owns and operates the tropically themed Atlantis Hotel Casino in Reno, Nevada. Since September 1, 1978 through December 31, 2002, Mr. Farahi was also a partner in Farahi Investment Company which was involved in real estate investment and development. Mr. Farahi is also the manager of the General Partner. Mr. Farahi holds a mechanical engineering degree from the University of California at Berkeley and a MBA degree in accounting from the California State University, Hayward.


ITEM 10. EXECUTIVE COMPENSATION

     Under the Registrant's partnership agreement, the General Partner is entitled to receive 2.5% of the Registrant's income, loss, capital and distributions, including without limitation the Registrant's cash flow from operations and disposition proceeds. For the fiscal year ended December 31, 2002, the General Partner received an aggregate of $38,265 of taxable income from the Registrant. See "Item 12. Certain Relationships and Related Transactions" for information regarding amounts paid to affiliates of the General Partner by the Registrant for services provided by them in fiscal year 2002.














                                   -26-
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     (a)  Security Ownership of Certain Beneficial Owners.

     Except as set forth below, no person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2003:

                                           Number of         % of
Name of Beneficial owners                  Units Owned       Class
------------------------------------------------------------------
Virginia Springs, Limited Liability
  Company(1)                                9,703             5.2%
Western Real Estate Investments, LLC(1)    68,084            36.2%
Ben Farahi(2)                              77,831(3)         41.4%
John Farahi(4)                             77,787(5)         41.4%
Bob Farahi(4)                              77,787(5)         41.4%


       (1) The principal business address of Virginia Springs and Western, affiliates of the General Partner, is 1175 West Moana Lane, Suite 200, Reno, Nevada 89509.
       (2) Mr. Farahi's principal business address is 1175 West Moana Lane, Suite 200, Reno, Nevada 89509.
       (3) Includes 44 Units held directly by Mr. Ben Farahi and 9,703 Units owned by Virginia Springs and 68,084 Units owned by Western with respect to which Mr. Farahi shares beneficial ownership due to his position as a general partner of FIC.
       (4) Messrs. John Farahi's and Bob Farahi's principal business address is 1175 West Moana Lane, Suite 200, Reno, Nevada 89509.
       (5) Represents 9,703 Units owned by Virginia Springs and 68,084 Units owned by Western with respect to which Messrs. Farahi share beneficial ownership due to their positions as general partners of FIC.

     (b)  Security Ownership of Management.

     At March 1, 2003, neither the General Partner nor its members, manager or affiliates owned any Units except as indicated in (a) above.

     (c)  Changes in Control.

     There exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant.

















                                    -27-
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the Registrant's fiscal years ended December 31, 2002 and 2001, the Registrant's general partners were not entitled to any payment for services from or with respect to Registrant. However, pursuant to the Registrant's Partnership Agreement the general partner(s) are entitled to receive 2.5% of Registrant's income, loss, capital and distributions (2.45% to the managing general partner and .05% to the associate general partner) including without limitation the Registrant's cash flow from operations and disposition proceeds. Accordingly, for the year ended December 31, 2001, the former general partners were allocated $66,676 of income. Based on the settlement agreement, however, the former general partners were not entitled to any of the class action settlement proceeds and were, accordingly, not allocated any taxable income associated with the settlement proceeds. For the year ended December 31, 2002, the General Partner was allocated $38,265 of income from operations.

     An affiliate of the General Partner controls the property adjacent to the Sierra Property. Another affiliate of the General Partner oversees the management of the Sierra Property. In order to increase traffic flow to the Sierra Property, the management of the Sierra Property and the Registrant have begun construction and development to make it easier for customers from the adjacent property to visit the center. A related party is also leasing approximately 5,100 square feet of retail space at a monthly rent of approximately $4,400 in the Sierra Property.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

     The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

     (b)  Reports on Form 8-K:

     None

ITEM 14. CONTROLS AND PROCEDURES
     Based on his evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the manager of the Registrant's General Partner has concluded that the Registrant's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are effective to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation and up to the filing date of this Annual Report on Form 10-KSB. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.


                                   -28-
                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCES ACCRUED MORTGAGE
INVESTORS 2, L.P.

By:  MAXUM LLC
     General Partner
                                                          Date

By:  /s/ Ben Farahi                                       March 28, 2003
     --------------
         Ben Farahi, Manager

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                    Title                   Date

     /s/ Ben Farahi             Manager of                March 28, 2003
     --------------         the General Partner
         Ben Farahi


RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
FORM 10-KSB DECEMBER 31, 2002

CERTIFICATION

I, Ben Farahi, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Resources Accrued Mortgage Investors 2, L.P.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me, particularly during the period in which this annual report is being prepared:

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;


                                   -29-
     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls and procedures which could adversely affect the registrant's ability to record, process, summarize and report financial data and identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          /s/ Ben Farahi
                                          --------------
                                              Ben Farahi
                                              Manager of
                                              the General Partner

                                              Date: 3/28/03





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

                                   -30-
  (C) Amendment to Certificate of Limited Partnership filed on May 7, 1987 with the State of Delaware
          (incorporated by reference to the Pre-Effective
          Amendment).

  (D) Amendment to Certificate of Limited Partnership filed on February 5, 1988 with the State of Delaware (incorporated by reference to Post-
          Effective Amendment No. 2 to Registration Statement filed by the Registrant ("Post-Effective Amendment
          No. 2")).

  (E)     Certificate of Amendment to Certificate of Limited
          Partnership dated as of January 1, 2002, filed on January 29, 2002 with the State of Delaware.*

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

  (D)     Amendment to Amended and Restated Agreement of
          Limited Partnership dated as of January 1, 2002.

  (E)     Amendment to Amended and Restated Agreement of
          Limited Partnership dated as of January 1, 2002.

10.

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



                                   -31-
  (F)     Modification Agreement, dated as of December 21,
          2000, between High Cash Partners, L.P. and
          Resources Accrued Mortgage Investors 2, L.P.
          (incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission dated
          February 9, 2001).

99. Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.


Exhibit 99

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Resources Accrued Mortgage Investors 2, L.P. (the "Partnership"), on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:  March 28, 2003          /s/ Ben Farahi
                               --------------
                                  Ben Farahi,
                                  Manager of the General Partner































                                    -32-