Form 10-Q
period 2003-03-31
RESOURCES ACCRUED MORTGAGE INVESTORS 2 LP
filed 2003-05-15
CIK 804671

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003


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


















                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                                 BALANCE SHEETS

                                                MARCH 31,        DECEMBER 31,
                                                  2003               2002
                                              ------------       ------------
                                              (UNAUDITED)
ASSETS

  Real estate, net............................ $15,986,992       $        -
  Investment in mortgage loan.................          -         15,979,355
  Cash and cash equivalents...................   2,751,840         2,182,922
  Tenant receivables, net.....................     261,808                -
  Capital improvements........................          -             29,864
                                               -----------       -----------
     Total assets............................. $19,000,640       $18,192,141
                                               ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

     Accounts payable and accrued expenses.... $    69,994       $    52,181
     Rent prepaid.............................      13,787                -
     Tenant deposits..........................      71,639                -
                                               -----------       -----------
  Total liabilities........................... $   155,420       $    52,181
                                               -----------       -----------

  Commitments and contingencies

     Partners' equity

     Limited partners' equity (187,919 units
       issued and outstanding)................ $18,374,125       $17,686,497
     General partners' equity.................     471,095           453,463
                                               -----------       -----------
  Total partners' equity......................  18,845,220        18,139,960
                                               -----------       -----------
Total liabilities and partners' equity........ $19,000,640       $18,192,141
                                               ===========       ===========


The accompanying Notes to the Financial Statements are an integral part of these statements.





                                    -2-
                RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                      STATEMENTS OF INCOME (UNAUDITED)


                                                   FOR THE THREE MONTHS ENDED
                                                   --------------------------
                                                     MARCH 31,     March 31,
                                                       2003          2002
                                                   ------------  ------------
Revenues

  Rental income.................................... $   239,697   $        -
  Interest income on mortgage loan.................     643,330       433,897
  Interest and other income........................       8,941         3,544
                                                    -----------   -----------
     Total revenues................................     891,968       437,441

Costs and expenses

  Operating expenses...............................      73,182            -
  General and administrative.......................      63,401        64,944
  Depreciation and amortization....................      35,743            -
  Property management fees.........................      14,382            -
                                                    -----------   -----------
     Total costs and expenses......................     186,708        64,944
                                                    -----------   -----------
  Net income....................................... $   705,260   $   372,497
                                                    ===========   ===========



Net income attributable to:

  Limited partners................................. $   687,628   $   363,185

  General partners.................................      17,632         9,312
                                                    -----------   -----------
                                                    $   705,260   $   372,497
                                                    ===========   ===========

Net income per unit of limited partnership
  interest (187,919 units outstanding)............. $      3.66   $      1.93



The accompanying Notes to the Financial Statements are an integral part of these statements.






                                    -3-
               RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                      STATEMENT OF PARTNERS' EQUITY

                              Limited        General        Total
                             Partners'      Partners'      Partners'
                              Equity         Equity         Equity
                            -----------    -----------    -----------
Balance - January 1, 2003   $17,686,497    $   453,463    $18,139,960

  Net Income                    687,628         17,632        705,260
                            -----------    -----------    -----------
Balance - March 31, 2003    $18,374,125    $   471,095    $18,845,220
                            ===========    ===========    ===========





The accompanying Notes to the Financial Statements are an integral part of these statements.






































                                     -4-
               RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                   FOR THE THREE MONTHS ENDED
                                                   --------------------------
                                                     MARCH 31,     March 31,
                                                       2003          2002
                                                   ------------  ------------
Cash flows from operating activities

Net income......................................... $   705,260   $   372,497

  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization.................      35,743            -
     Increase in receivables, net..................    (261,808)           -
     Increase (decrease) in accounts payable and
       accrued expenses............................     103,239       (41,210)
                                                    -----------   -----------
    Net cash provided by operating activities......     582,434       331,287
                                                    -----------   -----------
Cash flows from financing activities

  Payment for deed in lieu of foreclosure..........     (13,516)           -
                                                    -----------   -----------
    Cash used in financing activities .............     (13,516)           -
                                                    -----------   -----------

Net increase in cash and cash equivalents..........     568,918       331,287

Cash and cash equivalents, beginning of period.....   2,182,922       754,136
                                                    -----------   -----------
Cash and cash equivalents, end of period........... $ 2,751,840   $ 1,085,423
                                                    ===========   ===========


Supplemental disclosure of non-cash investing activity:

  Mortgage loan converted through foreclosure into real estate.



The accompanying Notes to the Financial Statements are an integral part of these statements.







                                    -5-
                 RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL INFORMATION

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investors 2 L.P. (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31, 2002. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2002 was derived from audited financial statements at such date.

     The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investment in mortgage loan

     The Partnership originally invested in zero coupon senior and junior mortgage loans on properties owned or acquired by limited partnerships originally sponsored by affiliates of Integrated Resources, Inc., an entity that filed for bankruptcy protection in 1994. These loans generally contained provisions whereby the Partnership may have been entitled to additional interest represented by participation in the appreciation of the underlying property. On March 3, 2003, the Partnership acquired the deed to the property (the "Sierra Property") underlying its last remaining mortgage loan (the "Sierra Loan") in lieu of foreclosure on the Sierra Loan.

     The Partnership accounted for its investments in mortgage loans under the following methods:

Investment Method

     Mortgage loans representing transactions in which the Partnership was considered to have substantially the same risks and potential rewards as the borrower were accounted for as investments in real estate rather than as loans. Although the transactions were structured as loans, due to the terms of the zero coupon mortgage, it was not readily determinable at inception that the borrower would continue to maintain a minimum investment in the property.
Under the method of accounting, the Partnership recognized as revenue the lesser of the amount of interest as contractually provided for in the mortgage loan, or its pro rata share of the actual cash flow from operations of the underlying property inclusive of depreciation and interest expense on any senior indebtedness.

Interest Method

     Under this method of accounting, the Partnership recognized revenue as interest income over the term of the mortgage loan so as to produce a constant periodic rate of return. Interest income was not recognized as revenue during periods where there were concerns about the ultimate realization of the interest or loan principal.

                                     -6-
Property

     Property is stated at cost, less accumulated depreciation. Since acquisition, property has been depreciated principally on a straight line basis over the estimated service lives as follows:

     Land improvements ...........  5 years
     Buildings ................... 30 years
     Building improvements .......  5-30 years

     The Partnership evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. Indicators which could trigger an impairment review include legal and regulatory factors, market conditions and operational performance. Any resulting impairment loss, measured as the difference between the carrying amount and the fair value of the assets, could have a material adverse impact on the Partnership's financial condition and results of operations.

Allowance for Loan Losses

     Prior to the Partnership's acquisition of the Sierra Property, an allowance for loan losses was established based upon a periodic review of each of the mortgage loans in the Partnership's portfolio. In performing this review, management considered the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value was based upon projections of future economic events which were inherently subjective, the amounts ultimately realized at disposition may have differed materially from the carrying value at each year end.

     The allowance was inherently subjective and was based upon management's best estimate of current conditions and assumptions about expected future conditions.

Cash and Cash Equivalents

     For the purpose of the statements of cash flows, the Partnership considers all short-term investments which have original maturities of three months or less to be cash equivalents. Substantially all of the Partnership's cash and cash equivalents are held at one financial institution.

Fair Value of Financial Instruments

     The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Partnership's financial instruments included cash and cash equivalents during the first quarters of 2003 and 2002, while the first quarter of 2002 also included an investment in mortgage loan. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded value.

Net Income Per Unit of Limited Partnership Interest

     Net income per unit of limited partnership interest is computed based upon the number of units outstanding (187,919) during the year.

                                     -7-
Income Taxes

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

Recently Issued Accounting Standards

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. This statement had no effect on the Partnership's financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. This statement had no effect on the Partnership's financial statements.

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

                                     -8-
     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Partnership will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Partnership does not expect that this Interpretation will have an impact on the its financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Partnership does not expect that this statement will have an impact on the Partnership's financial statements.


NOTE 3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     Effective January 1, 2002, Maxum LLC, a Nevada limited liability company ("Maxum" or "the General Partner") acquired the associate and general partnership interests of the Partnership previously held by Presidio AGP Corp. ("Presidio") and RAM Funding, Inc. ("RAM Funding"), respectively, pursuant to the General and Limited Partner Interest Assignment Agreement (the "Assignment Agreement"), dated as of October 10, 2001, between the General Partner, Western Real Estate Investments, LLC, a Nevada limited liability company and an affiliate of the General Partner ("Western"), RAM Funding and Presidio AGP as well as Presidio Capital Investment Company LLC, Presidio Partnership II Corp. and Bighorn Associates LLC, each of which is affiliated with RAM Funding and Presidio AGP Corp. and was a limited partner of the Registrant prior to January 1, 2002 (the "Former LPs"). Also pursuant to the Assignment Agreement, as of January 1, 2002, Western purchased all of the units of limited partnership interest in the Partnership ("Units") owned by the Former LPs ("Former LP Units"). However, the Former LPs reserved their rights to the

                                     -9-
proceeds from the settlement of a class action litigation which was subsequently settled. Also during 2002, affiliates of Maxum acquired 10,389 Units on the open market and another affiliate of Maxum acquired 9,703 Units via a tender offer. Accordingly, as of March 31, 2003, affiliates of Maxum owned 77,831 Units, which represented 41.4% of the issued and outstanding Units of the Partnership. Another affiliate of Maxum commenced a tender offer on February 18, 2003 to acquire 12,000 Units, which was to expire on April 23, 2003. On April 22, 2003, this offer was extended to expire on May 21, 2003, unless extended again and was also modified to increase the number of Units offered for purchase to 15,000.

     On March 3, 2003, the Partnership acquired the deed to the Sierra Property which formerly secured the Sierra Loan, the Partnership's last remaining mortgage loan. An affiliate of the General Partner controls the property next to the Sierra Property. The General Partner, with its affiliate, is considering options to create synergy if possible to improve the financial viability of the Sierra Property and the affiliate's property. An entity affiliated with the General Partner began leasing space at the Sierra Property in March 1992 and currently leases approximately 5,100 square feet of retail space at the Property at a monthly rent of approximately $4,400.

     The General Partner oversees the management of the Sierra Property.
During the Partnership's fiscal quarter ended March 31, 2003, the Partnership's General Partner received $14,382 for such management services. Also, pursuant to the Partnership Agreement, the general partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions (2.45% to the managing general partner and .05% to the associate general partner) including without limitation the Partnership's cash flow from operations and disposition proceeds. Accordingly, for the quarter ended March 31, 2003, the General Partner was allocated $17,632 of income.

     No distributions were made for the fiscal quarter ended March 31, 2003.

NOTE 4 - INVESTMENTS IN MORTGAGE LOAN AND ALLOWANCE FOR LOAN LOSSES

     The Partnership had no outstanding mortgage loans on March 31, 2003 because on March 3, 2003, the Partnership acquired the deed to the Sierra Property, commonly known as Sierra Marketplace, a shopping center located in Reno, Nevada, in lieu of foreclosing on the Sierra Loan, its last remaining mortgage loan. The Sierra Loan had been secured by the Sierra Property.

     The Partnership invested in zero-coupon, nonrecourse senior and junior mortgage loans. Collection of the amounts due on the Partnership's mortgage loans was solely dependent upon the sale or refinancing of the underlying properties at amounts sufficient to satisfy the Partnership's mortgage notes after payment of the senior mortgage notes owned by unaffiliated third parties.

     The Partnership's mortgage note on the Sierra Loan contained a provision which required the borrower to provide current appraisals based upon certain conditions or in some cases upon request.







                                     -10-
     While there are risks inherent in a zero-coupon nonrecourse senior or junior mortgage loan portfolio, the above described provisions were intended to provide some mitigation of these risks. However, in the event a borrower was required to make a payment under such loan provisions, there was no assurance that the borrower would be able to make such payments.

     The Sierra Loan was a $6,500,000 first mortgage loan to High Cash Partners, L.P. ("High Cash") secured by the Sierra Property. Interest on the Loan accrued at the rate of 11.22% per annum with no payments due until maturity on February 28, 2001 (see below).

     During the first quarter of 1997, High Cash wrote the property down to what its management believed to be its estimated fair market value of $15,875,000. Management of the Partnership performed its own evaluation at that time and determined that this amount was a fair estimate of the property value. The outstanding balance of the loan at December 31, 1996 was approximately $15,979,000 and it was unlikely that any additional interest accrued on the Sierra Loan would ultimately be recovered from the value of the underlying Sierra Property. Consequently, as of January 1, 1997 the Partnership ceased accruing interest on the Sierra Loan.

     On June 13, 1997, the general partners of High Cash, who were formerly affiliated with the former general partners of the Partnership, sold their general partner interest to Pembroke HCP LLC and Pembroke AGP Corp., unaffiliated third parties.

     In December 2000, the Partnership and High Cash agreed on an extension to the loan effective as of January 31, 2001 (the "Sierra Loan Modification Agreement") as follows:

     1. To extend the term of the loan until February 28, 2003.

     2. The borrower placed in escrow a deed as well as documents necessary to convey the Sierra Property, which documents would be released to the Partnership on the earlier (A) of March 1, 2003, (B) at such time as a third-party purchaser was identified to acquire the Sierra Property or
        (C) at any time after March 1, 2002 if the Partnership deemed it necessary to protect its economic interest. At March 31, 2002, the Partnership had not deemed it necessary to protect its economic interests and, therefore, the deed and documents remained in escrow.

     3. The borrower would pay to the Partnership, to be applied towards the Sierra Loan, all cash flow generated from the Sierra Property in excess of $100,000 per year.

     4. The borrower would have an appraisal prepared on the Sierra Property to determine if an excess payment was due and, if such a payment was due, to make such payment. On March 27, 2001, the Partnership received an appraisal from the borrower which valued the Sierra Property at $20,000,000. As a result, based on current information then available to the Partnership, no excess payment was required.

     5. The borrower had the right to prepay the Sierra Loan after the initial maturity date (February 2001) by paying to the Partnership the sum of the then unpaid principal balance of the Loan together with accrued interest and other charges due under the Loan and 66% of the value of the Sierra Property in excess of such amount.

                                     -11-

     In addition, beginning on January 1, 2002 the Partnership had significantly more input over the operation of the Sierra Property including the selection of the management company, leasing programs and capital improvements. In this regard, an affiliate of the former general partners of the Partnership began providing property management services at the Sierra Property effective March 2001 and, effective February 1, 2002, property management services were being provided by the General Partner.

     During the quarter ended March 31, 2003, the Partnership received approximately $643,330 in excess cash flow, which was applied against the outstanding contractual principal balance of the Sierra Loan.

     On March 3, 2003, the Partnership acquired the deed to the Sierra Property from High Cash. The Partnership acquired the Property in lieu of foreclosure under the terms of the Sierra Loan Modification Agreement.

     In an effort to maximize the financial viability of the Sierra Property, the Partnership intends to remodel and renovate the Property and to attempt to create synergies between the Sierra Property and the property adjacent to the Property which is controlled by an affiliate of the General Partner. The General Partner oversees the management of the Sierra Property. An entity affiliated with the General Partner began leasing space at the Sierra Property in March 1992 and currently leases approximately 5,100 square feet of retail space at the Property at a monthly rent of approximately $4,400.

NOTE 5. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                March 31, 2003     December 31, 2002
                                --------------     -----------------
Land...........................  $ 3,198,574           $       -
Building and improvements......   12,824,161                   -
                                --------------     -----------------
                                  16,022,735                   -
Accumulated depreciation.......      (35,743)                  -
                                --------------     -----------------
                                 $15,986,992           $       -
                                ==============     =================

     The land, buildings and improvements that constitute the Partnership's fixed assets were acquired from High Cash in lieu of foreclosure on a mortgage note receivable to the Partnership from High Cash, which was collateralized by such fixed assets.













                                    -12-

     A summary of mortgage activity is as follows:

                                      Three Months Ended                            Year Ended
                                        March 31, 2003                           December 31, 2002
                           ---------------------------------------    ------------------------------------
                           Investment     Interest                    Investment   Interest
                             Method        Method        Total          Method      Method        Total
                           ----------     -----------  -----------    ----------  -----------   -----------
Opening balance            $      -       $15,979,355  $15,979,355    $       -   $15,979,355   $15,979,355
Recovery of loan losses           -                -           -              -            -             -
Deed in lieu of foreclosure       -       (15,979,355) (15,979,355)           -            -             -
                           ----------     -----------   -----------   ----------  -----------   -----------
Ending balance             $      -       $        -   $        -     $       -   $15,979,355   $15,979,355
                           ==========     ===========   ===========   ==========  ===========   ===========

     Information with regard to the partnership's mortgage loan is as follows:

                                                                        Mortgage    Mortgage
                      Interest   Compound           Loan    Maturity     Amount     Placement
Description            Rate %     Period    Type    Date      Date      Advanced    Fees
-----------           --------   --------   ----   ------   --------   ----------   ---------
Shopping Center
Sierra Marketplace
     Reno, Nevada       11.220     Monthly     1st     2/10/89   3/01/03     $6,500,000     $  385,757












                                                   -13-

                     Interest Recognized                                Carrying Value           Contractual Balance
                   -----------------------                        --------------------------  --------------------------
                    March 31,    2002 and    Reserves/             March 31,    December 31,   March 31,    December 31,
                      2003        Prior     Write-offs  Proceeds     2003          2002          2003           2002
                   ---------   -----------  ----------  --------  -----------   ------------  ----------    ------------
Shopping Center
Sierra Marketplace
     Reno, Nevada  $ 643,330   $10,377,518  $   -       $   -     $       -     $15,979,355   $       -     $27,356,117
                   =========   ===========  ==========  ========  ===========   ===========   ===========   ===========































                                                  -14-

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties. Resources Accrued Mortgage Investors 2, L.P., (the "Partnership") could be affected by declining economic conditions as a result of various factors that affect the real estate business including the financial condition of tenants, competition, and increased operating costs, including insurance costs). These risks and uncertainties are detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

     This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Recent Events

     On March 3, 2003, the Partnership acquired the deed to the property commonly known as Sierra Marketplace, a community shopping center located at South Virginia Street and East Moana Lane in Reno, Nevada (the "Property"), from High Cash Partners, L.P., a Delaware limited partnership ("High Cash"). The Partnership acquired the Sierra Property in lieu of foreclosure under the terms of the Mortgage Loan Modification Agreement between the Partnership and High Cash which became effective on January 31, 2001 (the "Sierra Loan Modification Agreement"). Prior to the Partnership's acquisition of the Sierra Property, the Property secured the last remaining of several zero coupon first and junior mortgage loans in which the Partnership initially invested the net proceeds of its 1988 initial public offering (the "Mortgage Loans"). At March 3, 2003, the date when the Partnership acquired the Sierra Property in lieu of foreclosure, the contractual balance of principal and accrued interest on the Sierra Loan was $27,455,752 and the Partnership had a carrying value in the Loan of $15,979,355.

Background

     The Partnership originally invested 100% of the non-returned portion of its 1988 initial public offering in four Mortgage Loans, none of which was still outstanding at March 31, 2002. In June 1992, the senior mortgage lender on one of the Partnership's investments, the Promenade Loan, foreclosed on the property securing its loan and the Partnership lost its entire investment. During 1999, the Partnership received proceeds in settlement of its loans to Harborista Associates, L.P. and Twin Oak Plaza Associates. As of December 31, 2002, the Partnership had one remaining investment in a Mortgage Loan (the "Sierra Loan") issued on February 10, 1989 in the amount of $6,500,000 to High Cash. The total amount, including fees, allocated to the Sierra Loan from the gross proceeds of the Partnership's initial public offering was $7,715,134 including payment of a mortgage placement fee of $385,757. Commencing on March 1, 2001, the Partnership began receiving interest payments on the Sierra Loan, which payments represented 16% of the Partnership's 2002 revenue. On



                                     -15-
March 3, 2003, the Partnership acquired the deed to the Sierra Property, which secured the Sierra Loan in lieu of foreclosing on the Sierra Loan. The Sierra Property consists of approximately 233,000 square feet of net rentable area and occupies 18.67 acres, consisting of two main buildings and three anchor tenant buildings with surface parking for 1,184 automobiles.

     The Sierra Loan bore interest at a rate of 11.22% per annum, compounded monthly, and was scheduled to mature on February 28, 2001, at which time a balloon payment of $24,966,653, together with additional interest (as described below) if any, was due and payable. One of the provisions of the Sierra Loan stated that if the sum of (i) the principal balance of the Sierra Loan plus all other then outstanding indebtedness secured by the Sierra Property plus (ii) all accrued and unpaid interest in excess of 5% per annum of the principal balance of such mortgage, exceeded 85% of the current appraised value, High Cash would have been immediately obligated to pay such excess. In the event that such excess became due, High Cash may not have had sufficient liquidity to satisfy its obligation to the Partnership. If this were to have occurred, High Cash could have been forced to sell the Sierra Property or seek other relief, including protection under the bankruptcy laws.

     In 1997, RAM Funding, Inc. the former managing general partner of the Partnership ("RAM Funding"), prepared a valuation of the Sierra Property and based on that valuation, no additional amounts were then due. However, as a result of such valuation, High Cash wrote the Sierra Property down on its books to what its management believed to be its estimated fair market value of $15,875,000. RAM Funding performed its own evaluation and determined that this estimate was a fair representation of the property value at that time. The balance of the Sierra Loan at December 31, 1996 was approximately $15,979,000 and the then general partners of the Partnership determined that it was unlikely that any additional interest accrued on the Sierra Loan would ultimately be recovered from the value of the underlying property. Consequently, as of January 1, 1997, the Partnership ceased accruing interest on the Sierra Loan.

     High Cash advised the Partnership in 2000 that it believed that the value of the Sierra Property had increased since the beginning of 1997 and that the value of the Sierra Loan may have exceeded the value at which the Sierra Loan was then being carried on the Partnership's financial statements. High Cash also requested that the Sierra Loan be restructured prior to its maturity (February 1, 2001). After extensive negotiations, on December 21, 2000, the Partnership and High Cash agreed to modify the Sierra Loan as follows:

     1. The term of the Loan was extended until February 28, 2003.

     2. High Cash placed in escrow a deed as well as documents necessary to convey the Sierra Property, which documents were to be released to the Partnership on the earlier (A) of March 1, 2003, (B) at such time as a third-party purchaser was identified to acquire the Sierra Property or (C) at any time after March 1, 2002 if the Partnership deemed it necessary to protect its economic interest.

     3. High Cash was required to pay to the Partnership to be applied towards the Sierra Loan all cash flow generated from the Sierra Property in excess of $100,000 per year.




                                     -16-
     4. High Cash was required to have an appraisal prepared on the Sierra Property to determine if an excess payment, as described above, was due and, if such a payment was due, to make such payment. On March 27, 2001, the Partnership received an appraisal from High Cash which valued the Sierra Property at $20,000,000. As a result, based on current information available to the Partnership, no excess payment was required.

     5. High Cash had the right to prepay the Sierra Loan by paying to the Partnership the sum of the then unpaid principal balance of the Sierra Loan together with accrued interest and other charges due under the Sierra Loan and 66% of the value of the Sierra Property in excess of such amount.

     In addition, the Partnership obtained significantly more input over the operation of the Sierra Property including the selection of the management company, leasing programs and capital improvements. In this regard, an affiliate of RAM Funding and the former associate general partner of the Partnership began providing property management services at the Sierra Property effective March 2001 and, effective January 1, 2002, property management services are being provided by Maxum LLC, the General Partner of the Partnership (the "General Partner"). As stated above, on March 3, 2003, the Partnership acquired the deed to the Sierra Property in accordance with the provisions of the Sierra Loan Modification Agreement. The General Partner oversees the management and leasing of the Sierra Property.

Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents increased by $568,918 to $2,751,840 during the three months ended March 31, 2003 as compared to March 31, 2002. The increase is due to cash provided by operating activities partially offset by fees related to the transfer of deed in lieu of foreclosure on the Sierra Property (financing activities). Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. The Partnership does not anticipate making any distributions of net cash provided by operating activities in the near future.

     On February 18, 2003, Virginia Springs Limited Liability Company ("Virginia Springs"), an affiliate of the General Partner, commenced a tender offer to purchase 12,000 units of limited partnership interest of the Partnership ("Units"), representing approximately 6.4% of the total outstanding Units, for a price of $68 per Unit. The tender offer was set to expire on April 23, 2003. On April 22, 2003, Virginia Springs extended the tender offer, which is currently scheduled to expire on May 21, 2003, subject to extension by Virginia Springs, and increased the number of Units it was offering to purchase to 15,000.

Real Estate Market

     There has been substantial development of retail space in the Reno area over the past few years especially in close vicinity to the Sierra Property. Also in the past few years, the Sierra Property has lost two of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms. One of the spaces is currently being leased at a substantially reduced rental rate. The second space is currently being subleased by the original lessor at a substantial discount to a tenant until November 30, 2003,

                                     -17-
the date at which the lease expires. The remaining anchor tenant's original lease expires in August 2008. Management does not currently expect this tenant to exercise its renewal option at that time. In an effort to maximize the financial viability of the Sierra Property, the Partnership intends to remodel and renovate the Property and attempt to create synergies between the Sierra Property and the property adjacent to the Sierra Property which is controlled by an affiliate of the General Partner.

Results of Operations

Comparison of operating results for the three month periods ended March 31, 2003 and 2002.

     Net income increased by $342,186 for the three month period ended March 31, 2003 as compared to the same period in 2002, due to increases in revenues offset partially by increases in costs and expenses. Revenues increased by $454,527 for the three month period ended March 31, 2003 as compared to the same period in 2002, due to increases in investment interest and revenues from rents of tenants of the Sierra Property. These rents for the first quarter of 2003 are rent receipts from the ownership and operations of the Sierra Property for the month of March only. During the first quarter of 2003, the Partnership received all excess cash flow (as defined in the Sierra Loan Modification Agreement) for the portion of the quarter prior to its acquisition of the Sierra Property, plus all rents receivable net of liabilities assumed from tenants of the Sierra Property in the form of interest payments for the portion of the quarter after its acquisition of the Sierra Property. Cash receipts were approximately $405,183 and rents receivable, net of liabilities assumed on the Sierra Property, were $238,146. During the first quarter of 2002, the Partnership received all excess cash flow (as defined in the Sierra Loan Modification Agreement) from the Sierra Property in the form of interest payments, which totaled approximately $433,897.

     Costs and expenses for the three month period ended March 31, 2003, as compared to the same period in 2002, increased to $177,285 from $64,944, a difference of $112,341. The increase was due to new expenses related to the ownership of the Sierra Property.

Critical Accounting Policies

     The Partnership's only significant critical accounting policy relates to the evaluation of the fair value of real estate. The Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term and long-term needs of the Partnership. As of March 31, 2003, the Partnership made no distributions to the partners.




                                     -18-
Quantitative and Qualitative Disclosures about Market Risk

     The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Partnership has no loans outstanding.

ITEM 3 - CONTROLS AND PROCEDURES

     Based on his evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the manager of the Partnership's General Partner (the "Manager") has concluded that the Partnership's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Manager's evaluation and up to the filing date of this Quarterly Report on Form 10-QSB. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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


                          PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    99.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.

    99.2  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.

(b) Reports on Form 8-K

    The Partnership filed a Current Report on Form 8-K on March 14, 2003 to disclose its acquisition of the deed to the Sierra Property from High Cash. As reported in the Form 8-K, the Partnership acquired the Sierra Property in lieu of foreclosure under the terms of the Sierra Loan Modification Agreement.
Prior to the Partnership's acquisition of the Sierra Property, the Property secured one of several zero coupon first and junior mortgage loans in which the Partnership initially invested the net proceeds of its 1988 initial public offering.


                                     -19-
                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                            BY: MAXUM LLC
                            General Partner


                            BY:     /S/ BEN FARAHI
                                    -------------------
                                    Ben Farahi, Manager

                            DATE:   05/14/2003








































                                    -20-
                                                                  EXHIBIT 99.1

                 RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                        FORM 10-QSB MARCH 31, 2003

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me, particularly during the period in which this quarterly report is being prepared:

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                /s/ Ben Farahi
                                --------------
                                    Ben Farahi
                                    Manager of the General Partner

                                    Date: 5/14/03

                                     -21-
                                                                  EXHIBIT 99.2

               RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                        FORM 10-QSB MARCH 31, 2003

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Resources Accrued Mortgage Investors 2, L.P. (the "Partnership") on Form 10-QSB for the fiscal quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:  May 14, 2003

    /s/ BEN FARAHI
    --------------
        Ben Farahi
        Manager of the General Partner
































                                     -22-