Form 10QSB
period 2003-06-30
RESOURCES ACCRUED MORTGAGE INVESTORS 2 LP
filed 2003-08-13
CIK 804671

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2003


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


















                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                                 BALANCE SHEETS

                                                JUNE 30,        DECEMBER 31,
                                                  2003               2002
                                              ------------       ------------
                                              (UNAUDITED)
ASSETS

  Real estate, net............................ $15,904,788       $        -
  Investment in mortgage loan.................          -         15,979,355
  Cash and cash equivalents...................   3,267,903         2,182,922
  Tenant receivables, net.....................     239,500                -
  Capital improvements........................          -             29,864
                                               -----------       -----------
     Total assets............................. $19,412,191       $18,192,141
                                               ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

     Accounts payable and accrued expenses.... $    61,209       $    52,181
     Rent prepaid.............................      21,434                -
     Tenant deposits..........................      73,057                -
                                               -----------       -----------
  Total liabilities........................... $   155,700       $    52,181
                                               -----------       -----------

  Commitments and contingencies

     Partners' equity

     Limited partners' equity (187,919 units
       issued and outstanding)................ $18,775,115       $17,686,497
     General partners' equity.................     481,376           453,463
                                               -----------       -----------
  Total partners' equity......................  19,256,491        18,139,960
                                               -----------       -----------
Total liabilities and partners' equity........ $19,412,191       $18,192,141
                                               ===========       ===========


The accompanying Notes to the Financial Statements are an integral part of these statements.





                                    -2-
                RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                      STATEMENTS OF INCOME (UNAUDITED)


                                            FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                            --------------------------   ------------------------
                                              JUNE 30,      JUNE 30,       JUNE 30,     JUNE 30,
                                                2003          2002           2003         2002
                                            ------------  ------------   ----------    ----------
Revenues

  Rental income............................ $  659,145    $       -      $ 898,842     $       -
  Interest income on mortgage loan.........         -        485,284       643,330        919,182
  Interest and other income................      9,457         5,552        18,398          9,096
                                            -----------   -----------    ----------    ----------
     Total revenues........................    668,602       490,836     1,560,570        928,278

Costs and expenses

  Operating expenses.......................     89,501            -         162,683            -
  General and administrative...............     16,812        46,528         80,213       111,473
  Depreciation and amortization............    107,230            -         142,973            -
  Property management fees.................     43,788            -          58,170            -
                                            -----------   -----------    ----------    ----------
     Total costs and expenses..............    257,331        46,528        444,039       111,473
                                            -----------   -----------    ----------    ----------
  Net income............................... $  411,271    $  444,308     $1,116,531    $  816,805
                                            ===========   ===========    ==========    ==========



Net income attributable to:

  Limited partners......................... $  400,989    $  433,200     $1,088,618    $  796,385

  General partners.........................     10,282        11,108         27,913        20,420
                                            -----------   -----------    ----------    ----------
                                            $  411,271    $  444,308    $1,116,531    $  816,805
                                            ===========   ===========    ==========    ==========

Net income per unit of limited partnership
  interest (187,919 units outstanding)..... $     2.13    $     2.31     $     5.79    $     4.24
                                            ==========    ==========     ==========    ==========



The accompanying Notes to the Financial Statements are an integral part of these statements.














                                    -3-
               RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                      STATEMENT OF PARTNERS' EQUITY

                              Limited        General        Total
                             Partners'      Partners'      Partners'
                              Equity         Equity         Equity
                            -----------    -----------    -----------
Balance - January 1, 2003   $17,686,497    $   453,463    $18,139,960

  Net Income                  1,088,618         27,913      1,116,531
                            -----------    -----------    -----------
Balance - June 30, 2003     $18,775,115    $   481,376    $19,256,491
                            ===========    ===========    ===========





The accompanying Notes to the Financial Statements are an integral part of these statements.






































                                     -4-
               RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                    FOR THE SIX MONTHS ENDED
                                                   --------------------------
                                                     JUNE 30,      JUNE 30,
                                                       2003          2002
                                                   ------------  ------------
Cash flows from operating activities

Net income......................................... $ 1,116,531   $   816,805

  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization.................     142,973            -
     Increase in receivables, net..................    (239,500)           -
     Increase in other assets......................                   (15,845)
     Increase (decrease) in accounts payable and
       accrued expenses............................     103,519       (70,946)
                                                    -----------   -----------
    Net cash provided by operating activities......   1,123,523       730,014
                                                    -----------   -----------
Cash flows from investing activities

Capital improvements.............................       (25,026)           -
                                                    -----------   -----------
    Cash used in investing activities..............     (25,026)           -
                                                    -----------   -----------
Cash flows from financing activities

  Payment for deed in lieu of foreclosure..........     (13,516)           -
                                                    -----------   -----------
    Cash used in financing activities .............     (13,516)           -
                                                    -----------   -----------

Net increase in cash and cash equivalents..........   1,084,981       730,014

Cash and cash equivalents, beginning of period.....   2,182,922       754,136
                                                    -----------   -----------
Cash and cash equivalents, end of period........... $ 3,267,903   $ 1,484,150
                                                    ===========   ===========


Supplemental disclosure of non-cash investing activity:

  Mortgage loan converted upon acquisition of the deed to the real estate securing the loan.


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

     The results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

Fair Value of Financial Instruments

     The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Partnership's financial instruments included cash and cash equivalents during the second quarters of 2003 and 2002, while the second quarter of 2002 also included an investment in mortgage loan. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded value.

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

Recently Issued Accounting Standards

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in Accounting Principles Board Opinion No. 30. This statement had no effect on the Partnership's financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. This statement had no effect on the Partnership's financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this interpretation were effective for the Partnership's December 31, 2002 financial statements. The


                                     -8-
initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This interpretation had no effect on the Partnership's financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the interpretation are immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Partnership will need to apply its provisions to any existing variable interests in variable interest entities no later than December 31, 2004. The Partnership does not expect that this interpretation will have an impact on the Partnership's financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement require that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying that is related to an asset, liability or equity security to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Partnership does not expect that this statement will have an impact on the Partnership's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement establishes standards for accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new statement requires that such instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other


                                     -9-
assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership does not expect that this statement will have an impact on the Partnership's financial statements.

NOTE 3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     Effective January 1, 2002, Maxum LLC, a Nevada limited liability company ("Maxum" or "the General Partner"), acquired the associate and general partnership interests of the Partnership previously held by Presidio AGP Corp. ("Presidio") and RAM Funding, Inc. ("RAM Funding"), respectively, pursuant to the General and Limited Partner Interest Assignment Agreement (the "Assignment Agreement"), dated as of October 10, 2001, between the General Partner, Western Real Estate Investments, LLC, a Nevada limited liability company and an affiliate of the General Partner ("Western"), RAM Funding and Presidio AGP as well as Presidio Capital Investment Company LLC, Presidio Partnership II Corp. and Bighorn Associates LLC, each of which is affiliated with RAM Funding and Presidio AGP Corp. and was a limited partner of the Registrant prior to January 1, 2002 (the "Former LPs"). Also pursuant to the Assignment Agreement, as of January 1, 2002, Western purchased all of the units of limited partnership interest in the Partnership ("Units") owned by the Former LPs ("Former LP Units"). However, the Former LPs reserved their rights to the proceeds from the settlement of a class action litigation which was subsequently settled. Also during 2002, affiliates of Maxum acquired 10,389 Units on the open market and another affiliate of Maxum acquired 9,703 Units via a tender offer. Another affiliate of Maxum commenced a tender offer on February 18, 2003 to acquire 12,000 Units, which was to expire on April 23, 2003. On April 22, 2003, this offer was extended to and expired on May 21, 2003, and was also modified to increase the number of Units offered for purchase to 15,000. 12,339 Units were acquired through this tender offer. Accordingly, as of June 30, 2003, affiliates of Maxum owned 90,170 Units, which represented 48.0% of the issued and outstanding Units of the Partnership.

     On March 3, 2003, the Partnership acquired the deed to the Sierra Property which formerly secured the Sierra Loan, the Partnership's last remaining mortgage loan. An affiliate of the General Partner controls the property next to the Sierra Property. The General Partner, with its affiliate, is considering options to create synergy, if possible, to improve the financial viability of the Sierra Property and the affiliate's property. An entity affiliated with the General Partner began leasing space at the Sierra Property in March 1992 and currently leases approximately 5,100 square feet of retail space at the Property at a monthly rent of approximately $4,400.




                                     -10-
     The General Partner oversees the management of the Sierra Property. The Partnership's General Partner received $43,788 for the three-month period ended June 30, 2003 and $58,170 for the six-month period ended June 30, 2003 for such management services. Also, pursuant to the Partnership Agreement, the general partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions (2.45% to the managing general partner and .05% to the associate general partner) including without limitation the Partnership's cash flow from operations and disposition proceeds. Accordingly, for the quarter ended June 30, 2003, the General Partner was allocated $12,048 of income.

     No distributions were made for the fiscal quarter ended June 30, 2003.

NOTE 4 - INVESTMENTS IN MORTGAGE LOAN AND ALLOWANCE FOR LOAN LOSSES

     The Partnership had no outstanding mortgage loans on June 30, 2003 because on March 3, 2003, the Partnership acquired the deed to the Sierra Property, commonly known as Sierra Marketplace, a shopping center located in Reno, Nevada, in lieu of foreclosing on the Sierra Loan, its last remaining mortgage loan. The Sierra Loan had been secured by the Sierra Property.

     The Partnership originally invested in zero-coupon, nonrecourse senior and junior mortgage loans. Collection of the amounts due on the Partnership's mortgage loans was solely dependent upon the sale or refinancing of the underlying properties at amounts sufficient to satisfy the Partnership's mortgage notes after payment of the senior mortgage notes owned by unaffiliated third parties.

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

                                     -11-
     In December 2000, the Partnership and High Cash agreed on an extension to the loan effective as of January 31, 2001 (the "Sierra Loan Modification Agreement") as follows:

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

     In an effort to maximize the financial viability of the Sierra Property, the Partnership intends to remodel and renovate the Property, improve access to the Property and attempt to create synergies between the Sierra Property and the property adjacent to the Property which is controlled by an affiliate of the General Partner. The General Partner oversees the management of the Sierra Property. An entity affiliated with the General Partner began leasing space at the Sierra Property in March 1992 and currently leases approximately 5,100 square feet of retail space at the Property at a monthly rent of approximately $4,400.





                                     -12-
NOTE 5. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                June 30, 2003      December 31, 2002
                                -------------      -----------------
Land...........................  $ 3,198,574           $       -
Building and improvements......   12,849,187                   -
                                -------------      -----------------
                                  16,047,761                   -
Accumulated depreciation.......     (142,973)                  -
                                -------------      -----------------
                                 $15,904,788           $       -
                                =============      =================

     The land, buildings and improvements that constitute the Partnership's fixed assets were acquired from High Cash in lieu of foreclosure on a mortgage note receivable to the Partnership from High Cash, which was collateralized by such fixed assets.







































                                    -13-

     A summary of mortgage activity is as follows:

                                      Six Months Ended                              Year Ended
                                        June 30, 2003                            December 31, 2002
                           ---------------------------------------    ------------------------------------
                           Investment     Interest                    Investment   Interest
                             Method        Method        Total          Method      Method        Total
                           ----------     -----------  -----------    ----------  -----------   -----------
Opening balance            $      -       $        -   $        -     $       -   $15,979,355   $15,979,355
Recovery of loan losses           -                -            -             -            -             -
Deed in lieu of foreclosure       -                -            -             -            -             -
                           ----------     -----------   -----------   ----------  -----------   -----------
Ending balance             $      -       $        -   $        -     $       -   $15,979,355   $15,979,355
                           ==========     ===========   ===========   ==========  ===========   ===========

     Information with regard to the partnership's mortgage loan was as follows:

                                                                        Mortgage    Mortgage
                      Interest   Compound           Loan    Maturity     Amount     Placement
Description            Rate %     Period    Type    Date      Date      Advanced    Fees
-----------           --------   --------   ----   ------   --------   ----------   ---------
Sierra Marketplace
Shopping Center
     Reno, Nevada       11.220     Monthly     1st     2/10/89   3/01/03     $6,500,000     $  385,757












                                                   -14-

                     Interest Recognized                                Carrying Value           Contractual Balance
                   -----------------------                        --------------------------  --------------------------
                    June 30,    2002 and    Reserves/              June 30,     December 31,   June 30,     December 31,
                      2003        Prior     Write-offs  Proceeds     2003          2002          2003           2002
                   ---------   -----------  ----------  --------  -----------   ------------  ----------    ------------
Sierra Marketplace
Shopping Center
     Reno, Nevada  $ 643,330   $10,377,518  $   -       $   -     $       -     $15,979,355   $       -     $27,356,117
                   =========   ===========  ==========  ========  ===========   ===========   ===========   ===========































                                                  -15-

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties. Resources Accrued Mortgage Investors 2, L.P. (the "Partnership") could be affected by declining economic conditions as a result of various factors that affect the real estate business including the financial condition of tenants, competition, the ability to lease vacant space within the Sierra Property (as defined below) or renew existing leases, and increased operating costs (including insurance costs) as detailed in the filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, is based on management's current expectations and does not take into account the effects of any changes to the Partnership's operations resulting from risks and uncertainties. Accordingly, actual results could differ materially from those projected in the forward-looking statements.

     This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Recent Events

     On March 3, 2003, the Partnership acquired the deed to the property commonly known as Sierra Marketplace, a community shopping center located at South Virginia Street and East Moana Lane in Reno, Nevada (the "Sierra Property"), from High Cash Partners, L.P., a Delaware limited partnership ("High Cash"). The Partnership acquired the Sierra Property in lieu of foreclosure under the terms of the Mortgage Loan Modification Agreement between the Partnership and High Cash which became effective on January 31, 2001 (the "Sierra Loan Modification Agreement"). Prior to the Partnership's acquisition of the Sierra Property, the Property secured the last remaining of several zero coupon first and junior mortgage loans in which the Partnership initially invested the net proceeds of its 1988 initial public offering (the "Mortgage Loans"). At March 3, 2003, the date when the Partnership acquired the Sierra Property in lieu of foreclosure, the contractual balance of principal and accrued interest on the Sierra Loan was $27,455,752 and the Partnership had a carrying value in the Loan of $15,979,355.

     One of the Sierra Property's major tenants, the Good Guys, an electronics retailer, has opted not to exercise its option to renew its lease by the May 30, 2003 deadline. The lease is set to expire on November 30, 2003. The Good Guys' space occupies approximately 16,961 square feet and represents approximately 7.3% of the Sierra Property's leasable space. Since March 28, 2001, the Good Guys has subleased its space at the Sierra Property to a third party merchant effective until the expiration of the lease. The Good Guys has continued to pay rent in the approximate amount of $440,582 per year to the Partnership for its space in accordance with its original lease agreement dated May 20, 1988, in addition to its proportionate share of common area maintenance expenses.







                                     -16-
Background

     The Partnership originally invested 100% of the non-returned portion of its 1988 initial public offering proceeds in four Mortgage Loans, none of which was still outstanding at June 30, 2003. In June 1992, the senior mortgage lender on one of the Partnership's investments, the Promenade Loan, foreclosed on the property securing its loan and the Partnership lost its entire investment. During 1999, the Partnership received proceeds in settlement of its loans to Harborista Associates, L.P. and Twin Oak Plaza Associates. As of December 31, 2002, the Partnership had one remaining investment in a Mortgage Loan (the "Sierra Loan") issued on February 10, 1989 in the amount of $6,500,000 to High Cash. The total amount, including fees, allocated to the Sierra Loan from the gross proceeds of the Partnership's initial public offering was $7,715,134 including payment of a mortgage placement fee of $385,757. Commencing on March 1, 2001, the Partnership began receiving interest payments on the Sierra Loan, which payments represented 16% of the Partnership's 2002 revenue. On March 3, 2003, the Partnership acquired the deed to the Sierra Property, which secured the Sierra Loan, in lieu of foreclosing on the Sierra Loan. The Sierra Property consists of approximately 233,000 square feet of net rentable area and occupies 18.67 acres, consisting of two main buildings and three anchor tenant buildings with surface parking for 1,184 automobiles.

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

     High Cash advised the Partnership in 2000 that it believed that the value of the Sierra Property had increased since the beginning of 1997 and that the value of the Sierra Loan may have exceeded the value at which the Sierra Loan was then being carried on the Partnership's financial statements. High Cash also requested that the Sierra Loan be restructured prior to its maturity (February 1, 2001). After extensive negotiations, on December 21, 2000, the Partnership and High Cash agreed to modify the Sierra Loan (the "Sierra Loan Modification Agreement") as follows:

                                     -17-
     1. The term of the Loan was extended until February 28, 2003.

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

Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents increased by $1,084,981 to $3,267,903 at June 30, 2003 as compared to December 31, 2002. The increase is due to the fact the Partnership acquired the deed to the Sierra Property, in lieu of foreclosing on the Partnership's loan secured by the Sierra Property. Since the date the Partnership acquired the deed to the Sierra Property it has been receiving rental revenues rather than the interest income earned on the loan secured by the Sierra Property. The increased cash generated through the ownership of the Sierra Property has been partially offset by the Partnership's costs associated with the planning for the installation of a traffic signal at the Sierra Property and the expenses incurred by the Partnership related to the transfer of the deed in lieu of foreclosure on the Sierra Property. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay operating and administrative expenses during the term of the Partnership. The Partnership does not anticipate making any distributions of net cash provided by operating activities in the near future.


                                     -18-
     On February 18, 2003, Virginia Springs Limited Liability Company ("Virginia Springs"), an affiliate of the General Partner, commenced a tender offer to purchase 12,000 units of limited partnership interest of the Partnership ("Units"), representing approximately 6.4% of the total outstanding Units, for a price of $68 per Unit. The tender offer was set to expire on April 23, 2003. On April 22, 2003, Virginia Springs extended the tender offer, and increased the number of Units it was offering to purchase to 15,000. The tender offer expired on May 21, 2003 and 12,339 Units were tendered.

Real Estate Market

     There has been substantial development of retail space in the Reno area over the past few years especially in close vicinity to the Sierra Property. Also in the past few years, the Sierra Property has lost two of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms. One of the spaces is currently being leased at a substantially reduced rental rate. The second space is currently being subleased by the original lessor at a substantial discount to a tenant until November 30, 2003, the date at which the lease expires. The remaining anchor tenant's original lease expires in August 2008. Management does not currently expect this tenant to exercise its renewal option at that time. If the Partnership is unable to secure replacement anchor tenants, its results of operations and financial condition would be adversely impacted. In an effort to maximize the financial viability of the Sierra Property, the Partnership intends to remodel and renovate the Property, improve access to the Property and attempt to create synergies between the Sierra Property and the property adjacent to the Sierra Property which is controlled by an affiliate of the General Partner. The Partnership plans to finance this project with cash on hand and cash generated from operations.

     One of the Sierra Property's major tenants, the Good Guys, an electronics retailer, has opted not to exercise its option to renew its lease by the May 30, 2003 deadline. The lease is set to expire on November 30, 2003. The Good Guys' space occupies approximately 16,961 square feet and represents approximately 7.3% of the Sierra Property's leasable space. Since March 28, 2001, the Good Guys has subleased its space at the Sierra Property to a third party merchant effective until the expiration of the lease. The Good Guys has continued to pay rent in the approximate amount of $440,582 per year to the Partnership for its space in accordance with its original lease agreement dated May 20, 1988, in addition to its proportionate share of common area maintenance expenses.

Results of Operations

Comparison of operating results for the three month periods ended June 30, 2003 and 2002.

     Net income decreased by $33,037 for the three-month period ended June 30, 2003 as compared to the same period in 2002, due to increases in costs and expenses offset partially by increases in revenues. Revenues increased by $177,766 for the three month period ended June 30, 2003 as compared to the same period in 2002, due to increases in revenues from rent paid by tenants of the Sierra Property and the corresponding increase in investment interest. For the three months ended June 30, 2003, the Partner's revenues exceeded its revenues for the three-month period ended June 30, 2002, due to the fact the Partnership now owns the Sierra Property and receives rental income rather than the interest income when it was the holder of the mortgage loan secured by the Sierra Property.

                                     -19-
     Costs and expenses for the three month period ended June 30, 2003, as compared to the same period in 2002, increased to $257,331 from $46,528, a difference of $210,803. The increase was due to new expenses related to the ownership of the Sierra Property.

Comparison of operating results for the six-month periods ended June 30, 2003 and 2002.

     Net income increased by $299,726 for the six-month period ended June 30, 2003, as compared to the same period in 2002, due to increases in revenues offset partially by increases in costs and expenses. Revenues increased by $632,292 for the six-month period ended June 30, 2003, as compared to the same period in 2002, due to revenues from rent paid by tenants of the Sierra Property and corresponding increases in short term investment interest partially offset by decreases in interest income on the mortgage loan. For the six months ended June 30, 2003, the Partnership's rental revenues exceeded its interest revenues. During the six-month period ended June 30, 2002, the Partnership received all excess cash flow (as defined in the Sierra Loan Modification Agreement) from the Sierra Property in the form of interest payments.

     Costs and expenses for the six-month period ended June 30, 2003, as compared to the same period in 2002, increased to $444,040 from $111,473, a difference of $332,567. The increase was due to new expenses related to the ownership of the Sierra Property.

Critical Accounting Policies

     The Partnership's only significant critical accounting policy relates to the evaluation of the fair value of real estate. The Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term and long-term needs of the Partnership. During the three-month period ended June 30, 2003, the Partnership made no distributions to the partners.

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

                                     -20-
     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Manager's evaluation and up to the filing date of this Quarterly Report on Form 10-QSB. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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


                          PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.

    32.1  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the second quarter ended June 30, 2003.


























                                     -21-
                                  SIGNATURES

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


                            RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

                            BY: MAXUM LLC
                            General Partner


                            BY:     /S/ BEN FARAHI
                                    -------------------
                                    Ben Farahi, Manager

                            DATE:   08/12/2003








































                                    -22-
                                                                  EXHIBIT 31.1

                 RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                        FORM 10-QSB JUNE 30, 2003

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and I have:

         a) designed such disclosure controls and procedures or caused such disclosure controls or procedures to be designed, under my supervision, to ensure that material information relating to the registrant is made known to me, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

         c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information;
            and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                /s/ Ben Farahi
                                --------------
                                    Ben Farahi
                                    Manager of the General Partner

                                    Date: 8/12/03

                                     -23-
                                                                  EXHIBIT 32.1

               RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                        FORM 10-QSB JUNE 30, 2003

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Resources Accrued Mortgage Investors 2, L.P. (the "Partnership") on Form 10-QSB for the fiscal quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:  August 12, 2003

    /s/ BEN FARAHI
    --------------
        Ben Farahi
        Manager of the General Partner
































                                     -24-