Form 10QSB
period 2003-09-30
BIGGEST LITTLE INVESTMENTS LP
filed 2003-11-14
CIK 804671

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO______.

                         Commission File No. 0-16856

                       BIGGEST LITTLE INVESTMENTS, L.P.
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
                          -------------------------

                 RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                 --------------------------------------------
                (Former name, former address and former fiscal
                     year, if changed since last report)


         Transitional small business disclosure format:  YES ___  NO _X_















                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        BIGGEST LITTLE INVESTMENTS, L.P.
                                 BALANCE SHEETS

                                              SEPTEMBER 30,      DECEMBER 31,
                                                  2003               2002
                                              ------------       ------------
                                              (UNAUDITED)
ASSETS

  Real estate, net............................ $14,737,220       $        -
  Investment in mortgage loan.................          -         15,979,355
  Cash and cash equivalents...................   3,756,461         2,182,922
  Tenant receivables, net.....................     216,421                -
  Capital improvements........................          -             29,864
                                               -----------       -----------
     Total assets............................. $18,710,102       $18,192,141
                                               ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

     Accounts payable and accrued expenses.... $   137,249       $    52,181
     Rent prepaid.............................         934                -
     Tenant deposits..........................      71,017                -
                                               -----------       -----------
  Total liabilities...........................     209,200            52,181
                                               -----------       -----------

  Commitments and contingencies

     Partners' equity

     Limited partners' equity (187,919 units
       issued and outstanding)................  18,038,415        17,686,497
     General partners' equity.................     462,487           453,463
                                               -----------       -----------
  Total partners' equity......................  18,500,902        18,139,960
                                               -----------       -----------
Total liabilities and partners' equity........ $18,710,102       $18,192,141
                                               ===========       ===========


The accompanying Notes to the Financial Statements are an integral part of these statements.





                                    -2-
                      BIGGEST LITTLE INVESTMENTS, L.P.
                      STATEMENTS OF INCOME (UNAUDITED)


                                         FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                         --------------------------   --------------------------
                                         SEPTEMBER 30, SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 30,
                                             2003          2002           2003         2002
                                         ------------  ------------   ------------  ------------
Revenues

  Rental and other income................$  680,696    $       -      $1,579,538    $       -
  Interest income on mortgage loan.......        -        461,485        643,330     1,380,667
  Interest and other income..............     9,194        79,616         27,592        88,712
  Proceeds from class action settlement..        -      9,000,000             -      9,000,000
                                         -----------   -----------    ----------    -----------
     Total revenues......................   689,890     9,541,101      2,250,460    10,469,379

Costs and expenses

  Operating expenses.....................    93,576            -         248,395            -
  General and administrative.............    94,429     2,049,533        182,506     2,161,007
  Depreciation and amortization..........   107,441            -         250,414            -
  Property management fees...............    41,899            -         100,069            -
  Provision for impairment............... 1,108,134            -       1,108,134            -
                                         -----------   -----------    ----------    ----------
     Total costs and expenses............ 1,445,479     2,049,533      1,889,518     2,161,007
                                         -----------   -----------    ----------    ----------
  Net income.............................$ (755,589)   $7,491,568     $  360,942    $8,308,372
                                         ===========   ===========    ==========    ==========

Net income attributable to:

  Limited partners.......................$ (736,699)   $7,480,644     $  351,918    $8,277,028

  General partners.......................   (18,890)       10,924          9,024        31,344
                                         -----------   -----------    ----------    ----------
                                         $ (755,589)   $7,491,568    $  360,942    $8,308,372
                                         ===========   ===========    ==========    ==========

Net income per unit of limited partnership
  interest (187,919 units outstanding)...$    (3.92)    $    39.81     $    1.87    $    44.05
                                         ===========   ===========    ==========    ==========


Distribution to limited partners.........$       -     $    33.79     $       -     $    33.79
                                         ===========   ===========    ==========    ==========



The accompanying Notes to the Financial Statements are an integral part of these statements.










                                    -3-
                     BIGGEST LITTLE INVESTMENTS, L.P.
                      STATEMENT OF PARTNERS' EQUITY

                                Limited        General        Total
                               Partners'      Partners'      Partners'
                                Equity         Equity         Equity
                              -----------    -----------    -----------
Balance - January 1, 2003     $17,686,497    $   453,463    $18,139,960

  Net Income                      351,918          9,024        360,942
                              -----------    -----------    -----------
Balance - September 30, 2003  $18,038,415    $   462,487    $18,500,902
                              ===========    ===========    ===========





The accompanying Notes to the Financial Statements are an integral part of these statements.





































                                     -4-
                     BIGGEST LITTLE INVESTMENTS, L.P.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                   FOR THE NINE MONTHS ENDED
                                                   --------------------------
                                                   SEPTEMBER 30, SEPTEMBER 30,
                                                       2003          2002
                                                   ------------  ------------
Cash flows from operating activities

Net income......................................... $   360,942   $ 8,308,372

  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization.................     250,414            -
     Increase in receivables, net..................    (216,421)     (716,018)
     Increase in other assets......................                   (29,864)
     Increase (decrease) in accounts payable and
       accrued expenses............................     157,019       (83,144)
     Loss on impairment............................   1,108,134            -
                                                    -----------   -----------
    Net cash provided by operating activities......   1,660,088     7,479,346
                                                    -----------   -----------
Cash flows from investing activities

Capital improvements.............................       (73,033)           -
                                                    -----------   -----------
    Cash used in investing activities..............     (73,033)           -
                                                    -----------   -----------
Cash flows from financing activities

  Payment for deed in lieu of foreclosure..........     (13,516)           -
  Distribution to limited partners.................          -     (6,349,156)
                                                    -----------   -----------
    Cash used in financing activities .............     (13,516)   (6,349,156)
                                                    -----------   -----------

Net increase in cash and cash equivalents..........   1,573,539     1,130,190

Cash and cash equivalents, beginning of period.....   2,182,922       754,136
                                                    -----------   -----------
Cash and cash equivalents, end of period........... $ 3,756,461   $ 1,884,326
                                                    ===========   ===========


Supplemental disclosure of non-cash investing activity:

  Mortgage loan converted upon acquisition of the deed to the real estate securing the loan.

The accompanying Notes to the Financial Statements are an integral part of these statements.

                                    -5-
                       BIGGEST LITTLE INVESTMENTS, L.P.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL INFORMATION

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Annual Report on Form 10-KSB of Biggest Little Investments, L.P. (formerly known as Resources Accrued Mortgage Investors 2, L.P., the "Partnership") for the year ended December 31, 2002. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2002 was derived from audited financial statements at such date.

     The results of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.


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

Property and Provision for Impairment

     Property is stated at cost, less accumulated depreciation. Since acquisition, property has been depreciated principally on a straight line basis over the estimated service lives as follows:

     Land improvements ...........  5 years
     Buildings ................... 30 years
     Building improvements .......  5-30 years

     The Partnership evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. Indicators which could trigger an impairment review include legal and regulatory factors, market conditions and operational performance. Any resulting impairment loss, measured as the difference between the carrying amount and the fair value of the assets, could have a material adverse impact on the Partnership's financial condition and results of operations. Per FASB 144, a long-lived asset shall be tested for recoverability whenever, among other events, a current expectation that, more likely than not, it will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

Fair Value of Financial Instruments

     The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Partnership's financial instruments included cash and cash equivalents during the third quarters of 2003 and 2002, while the third quarter of 2002 also included an investment in mortgage loan. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded value.





                                     -7-
Net Income Per Unit of Limited Partnership Interest

     Net income per unit of limited partnership interest (each individually, a "Unit" and, together, the "Units") is computed based upon the number of Units outstanding (187,919) during the year.

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

     In November 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies


                                     -8-
that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this interpretation were effective for the Partnership's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This interpretation had no effect on the Partnership's financial statements.

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement require that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying that is related to an asset, liability or equity security to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. This statement had no effect on the Partnership's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement establishes standards for accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new statement requires that such instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy

                                     -9-
back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement had no effect on the Partnership's financial statements.


NOTE 3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     Effective January 1, 2002, Maxum LLC, a Nevada limited liability company ("Maxum" or "the General Partner"), acquired the associate and general partnership interests of the Partnership previously held by Presidio AGP Corp. ("Presidio") and RAM Funding, Inc. ("RAM Funding"), respectively, pursuant to the General and Limited Partner Interest Assignment Agreement (the "Assignment Agreement"), dated as of October 10, 2001, between the General Partner, Western Real Estate Investments, LLC, a Nevada limited liability company and an affiliate of the General Partner ("Western"), RAM Funding and Presidio AGP as well as Presidio Capital Investment Company LLC, Presidio Partnership II Corp. and Bighorn Associates LLC, each of which is affiliated with RAM Funding and Presidio AGP Corp. and was a limited partner of the Partnership prior to January 1, 2002 (the "Former LPs"). Also pursuant to the Assignment Agreement, as of January 1, 2002, Western purchased all of the Units of limited partnership interest in the Partnership owned by the Former LPs ("Former LP Units"). However, the Former LPs reserved their rights to the proceeds from the settlement of a class action litigation which was subsequently settled. Also during 2002, affiliates of Maxum acquired 10,389 Units on the open market and another affiliate of Maxum acquired 9,703 Units via a tender offer. On May 26, 2003, affiliates of Maxum acquired 12,339 Units through a tender offer. On August 5, 2003, Western purchased 407 Units of limited partnership interest from several limited partners in a series of private transactions. Accordingly, as of September 30, 2003, affiliates of Maxum owned 90,577 Units, which represented 48.2% of the issued and outstanding Units of the Partnership.

     On March 3, 2003, the Partnership acquired the deed to the Sierra Property which formerly secured the Sierra Loan, the Partnership's last remaining mortgage loan. An affiliate of the General Partner controls the property next to the Sierra Property (the "Adjacent Property"). The General Partner, with its affiliate, is considering options to create synergy, if possible, to improve the financial viability of the Sierra Property and the Adjacent Property. The Partnership is engaged in negotiations with the owner of the Adjacent Property regarding a plan to demolish a portion of the Sierra Property currently being leased by the Good Guys, an electronics retailer whose lease expires on November 30, 2003, for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra

                                     -10-
Property and the Adjacent Property. The driveway would be shared by, and provide a connection between, both properties. The portion of the Sierra Property being demolished would be leased to the owner of the Adjacent Property, thereby making up much of the lost rental revenue to the Partnership previously generated by the Good Guys. The Partnership believes this negotiation, more likely than not, will be successful. As a result, the Partnership has taken an impairment charge on the portion of the building of the Sierra Property that, more likely than not, will be demolished.

     An entity affiliated with the General Partner began leasing space at the Sierra Property in March 1992 and currently leases approximately 5,100 square feet of retail space at the Property at a monthly rent of approximately $4,400.

     The General Partner oversees the management of the Sierra Property. The Partnership's General Partner received $41,899 for the three-month period ended September 30, 2003 and $100,069 for the nine-month period ended September 30, 2003 for such management services. Also, pursuant to the Partnership's Second Amended and Restated Agreement of Limited Partnership (the "Amended LP Agreement"), the general partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including without limitation the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, for the quarter ended September 30, 2003, the General Partner was allocated $9,551 of income.

     No distributions were made for the fiscal quarter ended September 30, 2003.

NOTE 4. INVESTMENTS IN MORTGAGE LOAN AND ALLOWANCE FOR LOAN LOSSES

     The Partnership had no outstanding mortgage loans on September 30, 2003 because on March 3, 2003, the Partnership acquired the deed to the Sierra Property, commonly known as Sierra Marketplace, a shopping center located in Reno, Nevada, in lieu of foreclosing on the Sierra Loan. The Sierra Loan was the Partnership's last remaining mortgage loan. The Sierra Loan had been secured by the Sierra Property.

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

                                     -11-
     During the first quarter of 1997, High Cash wrote the property down to what its management believed to be its estimated fair market value of $15,875,000. Management of the Partnership performed its own evaluation at that time and determined that this amount was a fair estimate of the property value. The outstanding balance of the loan at December 31, 1996 was approximately $15,979,000 and it was unlikely that any additional interest accrued on the Sierra Loan would ultimately be recovered from the value of the underlying Sierra Property. Consequently, as of January 1, 1997 the Partnership ceased accruing interest on the Sierra Loan.

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




                                     -12-
     On March 3, 2003, the Partnership acquired the deed to the Sierra Property from High Cash. The Partnership acquired the Property in lieu of foreclosure under the terms of the Sierra Loan Modification Agreement.

     In an effort to maximize the financial viability of the Sierra Property, the Partnership intends to remodel and renovate the Property, improve access to the Property and attempt to create synergies between the Sierra Property and the Adjacent Property which is controlled by an affiliate of the General Partner. The General Partner oversees the management of the Sierra Property.

     An entity affiliated with the General Partner began leasing space at the Sierra Property in March 1992 and currently leases approximately 5,100 square feet of retail space at the Property at a monthly rent of approximately $4,400.


NOTE 5. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                September 30,       December 31,
                                    2003                2002
                                -------------       ------------
Land...........................  $ 3,198,574        $       -
Building and improvements......   12,808,316                -
                                -------------       ------------
                                  16,006,890                -
Accumulated depreciation.......     (250,414)               -
Provision for impairment.......   (1,108,134)               -
                                -------------       ------------
                                  14,648,342                -
Construction in progress.......       88,878                -
                                -------------       ------------
                                 $14,737,220        $       -
                                =============       ============

     The land, buildings and improvements that constitute the Partnership's fixed assets were acquired from High Cash in lieu of foreclosure on a mortgage note receivable to the Partnership from High Cash, which was collateralized by such fixed assets.


















                                    -13-

     A summary of mortgage activity is as follows:

                                      Nine Months Ended                              Year Ended
                                     September 30, 2003                          December 31, 2002
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
                           ==========     ===========   ===========   ==========  ===========   ===========

     Information with regard to the partnership's mortgage loan was as follows:

                                                                        Mortgage    Mortgage
                      Interest   Compound           Loan    Maturity     Amount     Placement
Description            Rate %     Period    Type    Date      Date      Advanced    Fees
-----------           --------   --------   ----   ------   --------   ----------   ---------
Sierra Marketplace
Shopping Center
     Reno, Nevada       11.220     Monthly     1st     2/10/89   3/01/03     $6,500,000     $  385,757












                                                   -14-

                     Interest Recognized                                Carrying Value           Contractual Balance
                   -----------------------                        --------------------------  --------------------------
                   September 30,     2002 and   Reserves/              September 30,   December 31,   September 30,   December 31,
                      2003        Prior     Write-offs  Proceeds     2003          2002          2003           2002
                   ---------   -----------  ----------  --------  -----------   ------------  ----------    ------------
Sierra Marketplace
Shopping Center
     Reno, Nevada  $ 643,330   $10,377,518  $   -       $   -     $       -     $15,979,355   $       -     $27,356,117
                   =========   ===========  ==========  ========  ===========   ===========   ===========   ===========



NOTE 6. SUBSEQUENT EVENT

     On October 8, 2003, the Partnership received consents from the holders of a majority of its outstanding Units of limited partnership interest to adopt the Partnership's Second Amended and Restated Agreement of Limited Partnership (the "Amended LP Agreement"). Pursuant to the Amended LP Agreement, the Partnership was renamed "Biggest Little Investments L.P."
In addition, the Amended LP Agreement provides the Partnership with the ability to leverage its property in an effort to increase the value of the Partnership, to purchase additional real estate for investment and/or development and to make or acquire additional mortgage loans or short-term loans, as well as to reinvest operating income and proceeds from the sale or refinancing of its properties or the disposition of its mortgage loans. Finally, the Amended LP Agreement permits the Partnership to repurchase Units from the limited partners. See "ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."












                                                  -15-

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties. Biggest Little Investments, L.P. (the "Partnership") could be affected by declining economic conditions as a result of various factors that affect the real estate business including the financial condition of tenants, competition, the ability to lease vacant space within the Sierra Property (as defined below) or renew existing leases, increased operating costs (including insurance costs), and the costs associated with, and results of, the Partnership's plan to renovate and reposition the Sierra Property, as detailed in the filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, is based on management's current expectations and does not take into account the effects of any changes to the Partnership's operations resulting from risks and uncertainties. Accordingly, actual results could differ materially from those projected in the forward-looking statements.

     This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.


Recent Events

     On October 8, 2003, the Partnership received consents from the holders of a majority of its outstanding units of limited partnership interest ("Units") to adopt the Partnership's Second Amended and Restated Agreement of Limited Partnership (the "Amended LP Agreement"). Pursuant to the Amended LP Agreement the Partnership was renamed "Biggest Little Investments, L.P." In addition, the Amended LP Agreement provides the Partnership with the ability to leverage its property in an effort to increase the value of the Partnership, to purchase additional real estate for investment and/or development and to make or acquire additional mortgage loans or short-term loans, as well as to reinvest operating income and proceeds from the sale or refinancing of its properties or the disposition of its mortgage loans. Finally, the Amended LP Agreement permits the Partnership to repurchase Units from the limited partners.

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



                                     -16-
     One of the Sierra Property's major tenants, the Good Guys, an electronics retailer, has opted not to exercise its option to renew its lease by the May 30, 2003 deadline. The lease is set to expire on November 30, 2003. The Good Guys' space occupies approximately 16,961 square feet and represents approximately 7.3% of the Sierra Property's leasable space. Since March 28, 2001, the Good Guys has subleased its space at the Sierra Property to a third party merchant effective until the expiration of the lease. The Good Guys has continued to pay rent in the approximate amount of $440,582 per year to the Partnership for its space in accordance with its original lease agreement dated May 20, 1988, in addition to its proportionate share of common area maintenance expenses. See "Real Estate Market" below.

Background

     The Partnership originally invested 100% of the non-returned portion of its 1988 initial public offering proceeds in four Mortgage Loans, none of which was still outstanding at September 30, 2003. In June 1992, the senior mortgage lender on one of the Partnership's investments, the Promenade Loan, foreclosed on the property securing its loan and the Partnership lost its entire investment. During 1999, the Partnership received proceeds in settlement of its loans to Harborista Associates, L.P. and Twin Oak Plaza Associates. As of December 31, 2002, the Partnership had one remaining investment in a Mortgage Loan (the "Sierra Loan") issued on February 10, 1989 in the amount of $6,500,000 to High Cash. The total amount, including fees, allocated to the Sierra Loan from the gross proceeds of the Partnership's initial public offering was $7,715,134 including payment of a mortgage placement fee of $385,757. Commencing on March 1, 2001, the Partnership began receiving interest payments on the Sierra Loan, which payments represented 16% of the Partnership's 2002 revenue. On March 3, 2003, the Partnership acquired the deed to the Sierra Property, which secured the Sierra Loan, in lieu of foreclosing on the Sierra Loan. The Sierra Property consists of approximately 233,000 square feet of net rentable area and occupies 18.67 acres, consisting of two main buildings and three anchor tenant buildings with surface parking for 1,184 automobiles. Maxum LLC, the general partner of the Partnership (the "General Partner") oversees the management and leasing of the Sierra Property. See "ITEM 1 - FINANCIAL STATEMENTS - NOTE 3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES" for a description of the terms of the Sierra Loan.


Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents increased by $1,573,539 to $3,756,461 at September 30, 2003 as compared to December 31, 2002. The increase is due to the fact the Partnership acquired the deed to the Sierra Property, in lieu of foreclosing on the Partnership's loan secured by the Sierra Property. Since the date the Partnership acquired the deed to the Sierra Property it has been receiving rental revenues rather than the interest income earned on the loan secured by the Sierra Property. The increased cash generated through the ownership of the Sierra Property has been partially offset by the Partnership's costs associated with the planning for the installation of a traffic signal at the Sierra Property and the expenses incurred by the Partnership related to the transfer of the deed in lieu of foreclosure on the Sierra Property. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay operating and administrative expenses during the term of the Partnership. The Partnership does not anticipate making any distributions of net cash provided by operating activities in the near future.

                                     -17-
     On August 5, 2003, Western Real Estate Investments, L.P. ("Western"), a Nevada limited partnership and affiliate of the General Partner, purchased a total of 407 Units of limited partnership interest of the Partnership from several limited partners in a series of private transactions. Western purchased the Units at a price of $68 per Unit.

Real Estate Market

     There has been substantial development of retail space in the Reno area over the past few years especially in close vicinity to the Sierra Property. Also in the past few years, the Sierra Property has lost two of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms. One of the spaces is currently being leased at a substantially reduced rental rate. The second space is currently being subleased by the original lessor at a substantial discount to a tenant until November 30, 2003, the date at which the lease expires. The remaining anchor tenant's original lease expires in August 2008. Management does not currently expect this tenant to exercise its renewal option at that time. If the Partnership is unable to secure replacement anchor tenants, its results of operations and financial condition would be adversely impacted. In an effort to maximize the financial viability of the Sierra Property, the Partnership intends to remodel and renovate the Property, improve access to the Property and attempt to create synergies between the Sierra Property and the property adjacent to the Sierra Property which is controlled by an affiliate of the General Partner (the "Adjacent Property"). The Partnership plans to finance this project with cash on hand and cash generated from operations.

     One of the Sierra Property's major tenants, the Good Guys, an electronics retailer, has opted not to exercise its option to renew its lease by the May 30, 2003 deadline. The lease is set to expire on November 30, 2003. The Good Guys' space occupies approximately 16,961 square feet and represents approximately 7.3% of the Sierra Property's leasable space. Since March 28, 2001, the Good Guys has subleased its space at the Sierra Property to a third party merchant effective until the expiration of the lease. The Good Guys has continued to pay rent in the approximate amount of $440,582 per year to the Partnership for its space in accordance with its original lease agreement dated May 20, 1988, in addition to its proportionate share of common area maintenance expenses. The Partnership is engaged in negotiations with the owner of the Adjacent Property regarding a plan to demolish the portion of the Sierra Property currently being leased by the Good Guys, an electronics retailer whose lease expires on November 30, 2003, for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property. The driveway would be shared by, and provide a connection between, both properties. The section of the Sierra Property being demolished would be leased to the owner of the Adjacent Property, thereby making up much of the lost rental revenue to the Partnership previously generated by the Good Guys. The Partnership believes this negotiation, more likely than not, will be successful. As a result, the Partnership has taken an impairment charge on the portions of the building of the Sierra Property that, more likely than not, will be demolished.

     The Partnership is also currently in the initial stages of a plan to completely renovate the Sierra Property and change its name to "The Village," with the intent to reposition the Sierra Property to benefit from the Adjacent Property. The intent of the plan is to lure new tenants that offer products and services appealing to visitors to the Adjacent Property. The Partnership


                                     -18-
hopes to commence the first phase of this project in the first quarter of 2004, and intends to fund such first phase using cash flow from operations.

     At September 30, 2003, the Sierra Property had an occupancy of 97.2%. Due to the upcoming renovation project and the Partnership's intent to reposition the Sierra Property, we expect vacancies to increase substantially in future quarters and last until such renovation project is completed or is near completion and new tenants are found.

Results of Operations

Comparison of operating results for the three month periods ended September 30, 2003 and 2002.

     Net income decreased by $8,247,157 for the three-month period ended September 30, 2003 as compared to the same period in 2002. Revenues decreased by $8,851,211 for the three month period ended September 30, 2003 as compared to the same period in 2002. The decreases in net income and revenues are due to the fact that the Partnership received a one-time payment of $9 million in proceeds from a class action settlement during the third quarter of 2002. In addition, the Partnership incurred an impairment charge of approximately $1.1 million during the third quarter of 2003 related to the expected demolition of two portions of the Sierra Property to make way for 1) a new driveway directly between the Sierra Property and the Adjacent Property and 2) a new roadway within the Sierra Property that will enable better traffic circulation (see "Real Estate Market" above). Excluding proceeds from the class action settlement, the Partnership's revenues for the three months ended September 30, 2003, exceeded its revenues for the three-month period ended September 30, 2002 by $148,789 due to the fact the Partnership now owns the Sierra Property and receives rental income rather than the interest income it earned as the holder of the Sierra Loan, the mortgage loan secured by the Sierra Property.

     Costs and expenses for the three-month period ended September 30, 2003, as compared to the same period in 2002, decreased to $1,445,479 from $2,049,533, a difference of $604,054. The decrease was primarily due to legal fees incurred in connection with the class action settlement in the third quarter of 2002 that were not incurred in the third quarter of 2003, offset in part by the impairment charge described above and new expenses relating to the ownership of the Sierra Property.

Comparison of operating results for the nine-month periods ended September 30, 2003 and 2002.

     Net income decreased by $7,947,430 for the nine-month period ended September 30, 2003, as compared to the same period in 2002. Revenues decreased by $8,218,919 for the nine-month period ended September 30, 2003, as compared to the same period in 2002. The decreases in net income and revenues are due to the fact that the Partnership received a one-time payment of $9 million in proceeds from a class action settlement during the first nine months of 2002. The Partnership also incurred an impairment charge of approximately $1.1 million during the first nine months of 2003 related to the expected demolition of two portions of the Sierra Property to make way for 1) a new driveway directly between the Sierra Property and the Adjacent Property and 2) a new roadway within the Sierra Property that will enable better traffic circulation (see "Real Estate Market" above). Excluding the settlement proceeds, the Partnership's revenues for the first nine months of 2003 exceeded those of the first nine months of 2002 by $781,081, due to the fact


                                     -19-
that, as of March 3, 2003, the Partnership became the owner of the Sierra Property and receives revenues, plus corresponding increases in short term investment interest, partially offset by the decrease in interest income on the mortgage loan which ceased to accrue as of March 3, 2003.

     Costs and expenses for the nine-month period ended September 30, 2003, as compared to the same period in 2002, decreased to $1,889,518 from $2,161,007, a difference of $271,489. The decrease was primarily due to legal fees incurred in connection with the class action settlement in the first nine months of 2002 that were not incurred in the first nine months of 2003, offset in part by the impairment charge discussed above and new expenses relating to the ownership of the Sierra Property.

Critical Accounting Policies

     The Partnership's only significant critical accounting policy relates to the evaluation of the fair value of real estate. The Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term and long-term needs of the Partnership, except that the Partnership may need to obtain financing for the later phases of its plan to renovate and reposition the Sierra Property. During the three-month period ended September 30, 2003, the Partnership incurred approximately $1.1 million in impairment charges. During the three-month period ended September 30, 2003, the Partnership made no distributions to the partners.

Quantitative and Qualitative Disclosures about Market Risk

     The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Partnership has no loans outstanding.

ITEM 2 - CHANGES IN SECURITIES

     (a) On October 8, 2003, the Partnership adopted the Amended LP Agreement, its Second Amended and Restated Agreement of Limited Partnership. Pursuant to the Amended LP Agreement, the Partnership was renamed "Biggest Little Investments, L.P." In addition, the Amended LP Agreement provides the Partnership with the ability to leverage its property in an effort to increase the value of the Partnership, to purchase additional real estate for investment and/or development and to make or acquire additional mortgage loans or short-term loans, as well as to reinvest operating income and proceeds from the sale or refinancing of its properties or the disposition of its mortgage loans. Finally, the Amended LP Agreement permits the Partnership to repurchase Units from the limited partners.

     (b)-(d)  Not applicable.





                                     -20-
ITEM 3 - CONTROLS AND PROCEDURES

     Based on his evaluation as of September 30, 2003, the manager of the Partnership's General Partner (the "Manager") has concluded that the Partnership's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) On September 5, 2003, the Partnership sent a Consent Solicitation Statement to the holders of Units on August 29, 2003 requesting their consent on or before October 8, 2003 to the adoption of the Amended LP Agreement.

     (b) Not applicable.

     (c) The Partnership received the consent of the holders of 103,964 Units to the adoption of the Amended LP Agreement. The holders of 4,731 Units voted against the adoption of the Amended LP Agreement and the holders of 807 Units abstained.

     (d) Not applicable.


                          PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

    32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

(b) Reports on Form 8-K

     On October 9, 2003, the Partnership filed a Form 8-K to report that it had received consents from the holders of a majority of its outstanding Units of limited partnership interest to adopt the Amended LP Agreement.

                                     -21-
                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            BIGGEST LITTLE INVESTMENTS, L.P.

                            BY: MAXUM LLC
                            General Partner


                            BY:     /S/ BEN FARAHI
                                    -------------------
                                    Ben Farahi, Manager

                            DATE:   11/14/2003








































                                    -22-
                                                                  EXHIBIT 31.1

                       BIGGEST LITTLE INVESTMENTS, L.P.
                        FORM 10-QSB SEPTEMBER 30, 2003

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ben Farahi, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Biggest Little Investments, L.P.;

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

                                /s/ Ben Farahi
                                --------------
                                    Ben Farahi
                                    Manager of the General Partner

                                    Date: 11/14/03

                                     -23-
                                                                  EXHIBIT 32.1

                       BIGGEST LITTLE INVESTMENTS, L.P.
                        FORM 10-QSB SEPTEMBER 30, 2003

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Biggest Little Investments, L.P. (the "Partnership") on Form 10-QSB for the fiscal quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:  November 14, 2003

    /s/ BEN FARAHI
    --------------
        Ben Farahi
        Manager of the General Partner
































                                     -24-