Form 10KSB
period 2003-12-31
BIGGEST LITTLE INVESTMENTS LP
filed 2004-03-29
CIK 804671

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                        the Securities Exchange Act of 1934

For the Fiscal Year Ended                                      Commission File
December 31, 2003                                               Number 0-16856

                         BIGGEST LITTLE INVESTMENTS L.P.
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

                                  775-825-3355
                                ----------------
                (Issuer's Telephone Number, Including Area Code)


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's Partnership's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     Issuer's revenues for its most recent fiscal year were $2,935,511.

     There is no public market for the Limited Partnership Units. Accordingly, information with respect to the aggregate market value of Limited Partnership Units held by non-affiliates of PartnershipRegistrant has not been supplied.



                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------
                                   None

  Transitional Small Business Disclosure Format:  Yes ____;  No    x  .



     Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-KSB to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                                   PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Biggest Little Investments L.P. (the "PartnershipRegistrant"), formerly Resources Accrued Mortgage Investors 2, L.P., Resources Accrued Mortgage Investors L.P. Series 87 and Resources Accrued Mortgage Investors L.P. Series 88, was organized as a Delaware limited partnership on August 14, 1986. Until January 1, 2002, the general partners of the PartnershipRegistrant were RAM Funding, Inc. ("RAM Funding") and Presidio AGP Corp. ("Presidio AGP"). Effective January 1, 2002, the managing general partner interest and the associate general partner interest were acquired by Maxum LLC, a Nevada limited liability company (the "General Partner"). See "Change in Control" below. On October 8, 2003, the Partnership received consents from the holders of a majority of its outstanding units of limited partnership interest ("Units") to adopt the Partnership's Second Amended and Restated Agreement of Limited Partnership (the "Amended LP Agreement"). Pursuant to the Amended LP Agreement, the Partnership was renamed "Biggest Little Investments L.P." In addition, the Amended LP Agreement provides the Partnership with the ability to leverage its property in an effort to increase the value of the Partnership, to purchase additional real estate for investment and/or development and to make or acquire additional mortgage loans or short-term loans, as well as to reinvest operating income and proceeds from the sale or refinancing of its properties or the disposition of its mortgage loans. Finally, the Amended LP Agreement permits the Partnership to repurchase Units from the limited partners. No Unit repurchases occurred until 2004.

     In 1988, the PartnershipRegistrant sold, pursuant to a registration statement filed with the Securities and Exchange Commission, 187,919 units of limited partnership interest (the "Units") for gross proceeds aggregating $46,979,750. Pursuant to the terms of the PartnershipRegistrant's original partnership agreement, any subscription proceeds not invested by April 12, 1990 were required to be returned to the investors. At April 12, 1990, the PartnershipRegistrant had not invested $18,405,847 of the original gross proceeds. Accordingly, such amount was returned to the investors.

CHANGE IN CONTROL

     As of January 1, 2002, the General Partner acquired both the managing general partner interest and the associate general partner interest in the Partnership Registrantfrom RAM Funding and Presidio AGP, respectively, pursuant to the General and Limited Partner Interest Assignment Agreement (the "Assignment Agreement"), dated as of October 10, 2001, between the General Partner, Western Real Estate Investments, LLC, and an affiliate of the General Partner ("Western"), RAM Funding and Presidio AGP as well as Presidio Capital Investment Company LLC, Presidio Partnership II Corp. and Bighorn Associates LLC, each of which is affiliated with RAM Funding and Presidio AGP Corp. and

                                     -2-

was a limited partner of the PartnershipRegistrant prior to January 1, 2002 (the "Former LPs"). Also pursuant to the Assignment Agreement, as of January 1, 2002, Western purchased all of the Units owned by the Former LPs ("Former LP Units").

     As a result of the transactions described above, the General Partner owns 100% of the general partner interests in the PartnershipRegistrant, and Western beneficially owns approximately 49.4% of the outstanding Units on the date hereof. In addition, as of January 1, 2002, the General Partner was appointed as the managing agent at the Sierra Property (as hereinafter defined), replacing an affiliate of RAM Funding, Presidio AGP and the Former LPs. See "Item 5. Market for Common Equity and Related Stockholder Matters" for information relating to the cash distribution made by the PartnershipRegistrant upon completion of this transaction.

     Pursuant to the Assignment Agreement, RAM Funding was admitted as a non-equity special manager of the General Partner whose only right was to have the sole and exclusive authority to settle the class action litigation involving the PartnershipRegistrant (see "Item 3. Legal Proceedings"); however, RAM Funding was not entitled to enter into any settlement agreement with respect to the class action if the PartnershipRegistrant would have been required to make any settlement payment unless the General Partner agreed to such proposed payment by the PartnershipRegistrant. On June 4, 2002, the class action was dismissed, and RAM Funding was subsequently removed as the special manager.

     In connection with the transfer of the PartnershipRegistrant's general partner interests to the General Partner, the principal executive offices of the PartnershipRegistrant were moved to 1175 W. Moana Lane, Reno, Nevada 89509, and the PartnershipRegistrant's telephone number was changed to (775) 825-3355.


MANAGEMENT/EMPLOYEES

     The PartnershipRegistrant has two employees; one of them works part time, the other works full time. The business of the PartnershipRegistrant is managed by the General Partner and its affiliates and agents.

COMPETITION

     The real estate business is highly competitive and the Property has active competition from similar properties in the vicinity. The Registrant is also competing for potential buyers with respect to the ultimate sale of the Property. See "Item 6, Management's Discussion and Analysis or Plan of Operation."
INVESTMENTS OF PARTNERSHIPREGISTRANT

     The PartnershipRegistrant originally invested 100% of the non-returned portion of its net proceeds in four mortgage loans, none of which were outstanding at December 31, 2003. In June 1992, the senior mortgage lender on one of the PartnershipRegistrant's investments, the Promenade Loan, foreclosed on the property securing its loan and the PartnershipRegistrant lost its entire investment. During 1999, the PartnershipRegistrant received proceeds in settlement of its loans to Harborista Associates, L.P. and Twin Oak Plaza Associates. The PartnershipRegistrant had one remaining investment in a mortgage loan (the "Sierra Loan") issued on February 10, 1989 in the amount of $6,500,000 to High Cash Partners, L.P. (the "Sierra Borrower"), a public limited partnership originally sponsored by Integrated Resources, Inc., which declared bankruptcy in 1994. The total amount, including fees, allocated to the Sierra Loan from the gross proceeds of the PartnershipRegistrant's offering was $7,715,134 including payment to RAM Funding of a mortgage placement fee of $385,757. Commencing on March 1, 2001, the PartnershipRegistrant began receiving interest payments on the Sierra Loan, which payments represented 16% of the PartnershipRegistrant's 2002 revenue. On March 3, 2003, the PartnershipRegistrant acquired the deed to the property securing the Sierra Loan, a shopping center commonly known as the Sierra Marketplace located in Reno, Nevada (the "Sierra Property"), in lieu of foreclosing on the Sierra Loan. The Sierra Property consists of approximately 213,000 square feet of net rentable area and occupies 18.67 acres, consisting of two main buildings and two anchor tenant buildings with surface parking for 1,184 automobiles.








                                     -3-
     The Sierra Loan, which bore interest at a rate of 11.22% per annum, compounded monthly and was scheduled to mature on February 28, 2001, at which time a balloon payment of $24,966,653, together with additional interest (as described below) if any, was due and payable, was modified on December 21, 2000. One of the provisions of the Sierra Loan stated that if the sum of (i) the principal balance of the Sierra Loan plus all other then outstanding indebtedness secured by the Sierra Property plus (ii) all accrued and unpaid interest in excess of 5% per annum of the principal balance of such mortgages, exceeded 85% of the current appraised value, the Sierra Borrower would have been immediately obligated to pay such excess. In the event that such excess became due, the Sierra Borrower may not have had sufficient liquidity to satisfy its obligation to the PartnershipRegistrant. If this were to occur, the Sierra Borrower could have been forced to sell the Sierra Property or seek other relief, including protection under the bankruptcy laws.

     In 1997, RAM Funding prepared a valuation of the Sierra Property and based on that valuation, no additional amounts were then presently due. However, as a result of such valuation, the Sierra Borrower wrote the Sierra Property down on its books to what its management believed to be its estimated fair market value of $15,875,000. RAM Funding performed its own evaluation and determined that this estimate was a fair representation of the property value at that time.
The balance of the Sierra Loan at December 31, 1996 was approximately $15,979,000 and the then general partners of the Partnership Registrant determined that it was unlikely that any additional interest accrued on the Sierra Loan would ultimately be recovered from the value of the underlying property. Consequently, as of January 1, 1997, the PartnershipRegistrant ceased accruing interest on the Sierra Loan.

     The Sierra Borrower advised the PartnershipRegistrant in 2000 that it believed that the value of the Sierra Property had increased since the beginning of 1997 and that, depending on the results of the appraisal of the Sierra Property required to be made in connection with the modification of the Sierra Loan, the value of the Sierra Loan may have exceeded the value at which the Sierra Loan was then being carried on the PartnershipRegistrant's financial statements. The Sierra Borrower also requested that the Sierra Loan be restructured prior to its maturity (February 1, 2001). After extensive negotiations, on December 21, 2000, the PartnershipRegistrant and the Sierra Borrower agreed to modify the Sierra Loan as follows:

     1. The term of the Loan was extended until February 28, 2003.

     2. The Sierra Borrower placed in escrow a deed as well as documents necessary to convey the Sierra Property, which documents were to be released to the PartnershipRegistrant on the earlier (A) of March 1,
             2003, (B)at
        such time as a third-party purchaser was identified to acquire the Sierra Property or (C) at any time after March 1, 2002 if the
        Partnership       Registrant deemed it necessary to protect its
             economic interest.

     3. The Sierra Borrower was required to pay to the PartnershipRegistrant to be applied towards the Sierra Loan all cash flow generated from the Sierra Property in excess of $100,000 per year.

     4. The Sierra Borrower was required to have an appraisal prepared on the Sierra Property to determine if an excess payment, as described above, was due and, if such a payment was due, to make such payment. On March 27, 2001, the PartnershipRegistrant received an appraisal from the Sierra
        Borrower which valued the Sierra Property at $20,000,000. As a result, based on current information available to the
             PartnershipRegistrant, no
        excess payment was required.

     5. The Sierra Borrower had the right to prepay the Sierra Loan by paying to the PartnershipRegistrant the sum of the then unpaid principal balance of the
        Sierra Loan together with accrued interest and other charges due under the Sierra Loan and 66% of the value of the Sierra Property in excess of such amount.





                                     -4-
     In addition, the PartnershipRegistrant obtained significantly more input over the operation of the Sierra Property including the selection of the management company, leasing programs and capital improvements. In this regard, an affiliate of RAM Funding, Presidio AGP and the Former LPs began providing property management services at the Sierra Property effective March 2001 and, effective January 1, 2002, property management services are being provided by the General Partner.

     As stated above, on March 3, 2003, the PartnershipRegistrant acquired the deed to the Sierra Property in accordance with the provisions of the December 21, 2000 modification of the Sierra Loan. In an effort to maximize the financial viability of the Sierra Property, the PartnershipRegistrant intends to remodel and renovate the Property and attempt to create synergies between the Sierra Property and the property adjacent to the Sierra Property which is controlled by an affiliate of the General Partner. See "Item 2. Description of Property" for a description of the Sierra Property and its tenants, and the PartnershipRegistrant's plans to renovate the Sierra Property.

COMPETITION

     The real estate business is highly competitive and the Sierra Property has active competition from similar properties in the vicinity. The Partnership is also competing for potential buyers with respect to the ultimate sale of the Property. See "Item 6, Management's Discussion and Analysis or Plan of Operation."

TENDER OFFERS

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

     On October 14, 2002, Western commenced a tender offer to purchase 21,000 Units, representing approximately 11% of the total outstanding Units, for a price of $70 per Unit. The tender offer was to expire on December 10, 2002. On December 9, 2002, Western terminated its tender offer without purchasing any Units.

     On February 18, 2003, Virginia Springs commenced a tender offer to purchase 12,000 Units, representing approximately 6.4% of the total outstanding Units, for a price of $68 per Unit. The tender offer was set to expire on April 23, 2003. On April 22, 2003, Virginia Springs extended the tender offer, and increased the number of Units it was offering to purchase to 15,000. The tender offer expired on May 21, 2003, and 12,339 Units were tendered to Virginia Springs.

     On August 5, 2003, Western purchased a total of 407 Units from several limited partners in a series of private transactions. Western purchased the Units at a price of $68 per Unit.

     On December 17, 2003, the PartnershipRegistrant commenced a program (the "Repurchase Program") to redeem Units from all limited partners owning fewer than 100 Units at a price of $76 per Unit in cash. Units held in employee benefit plans were not eligible for the Repurchase Program. The Partnership Registrant believed that this was an appropriate time to make this liquidity feature available to many of the limited partners. The Repurchase Program was originally scheduled to terminate on January 27, 2004. On January 21, 2004, the Repurchase Program was extended until March 10, 2004, and terminated on such date. The PartnershipRegistrant acquired 4,744 Units as a result of the Repurchase Program and subsequently retired all 4,744 Units. As of March 10, 2004, the PartnershipRegistrant had 183,175 Units outstanding.






                                     -5-
ITEM 2. DESCRIPTION OF PROPERTY

     The PartnershipRegistrant's sole property is the Sierra Property, located at South Virginia Street and East Moana Lane, one of the busiest intersections in Reno, Nevada. The PartnershipRegistrant owns the Sierra Property in fee simple and the Sierra Property is not subject to any mortgages, liens or other encumbrances. The General Partner believes that the Sierra Property is adequately covered by insurance.

Tenants of the Sierra Property

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

     The Good Guys, an electronics retailer and another anchor tenant of the Sierra Property, occupied 16,961 square feet of the shopping center. In 1999, Good Guys vacated its premises. In April 2001, the previous owner agreed to consent to Good Guys' sublet of its premises. The Good Guys' lease terminated on November 30, 2003 and the option to extend the lease was not exercised by the lessee.

     Two tenants of the Sierra Property currently occupy more than 10% percent of the Sierra Property's leasable space. Smith's Food King, a supermarket and the an last anchor tenant of the Sierra Property, occupies 68,972 square feet and pays a base monthly rent of approximately $35,119. Smith's Food King's lease terminates on August 31, 2008 with up to six additional five-year renewal options. Per an option to purchase clause in its original lease agreement, Smith's Food King may purchase its leased premises at the end of the original lease term at a price of approximately $6.9 million. Smith's Food King, however, is currently in default of its obligation in payment of common area charges and other covenants of its lease. The PartnershipRegistrant has been notified by Smith's Food King that Smith's Food King may want to terminate its lease early.

     Bell Furniture, Inc. ("Bell"), a furniture retailer, currently occupies 52,660 square feet of the Sierra Property and pays a monthly base rent of approximately $26,330. At December 31, 2003, Bell occupied leased an additional 18,225 square feet and paid approximately $14,945 in monthly base rent for such space but had vacated such space by February 29, 2004. Bell's lease terminates on October 31, 2004 with no renewal option.

                                     -6-
     Both prior to and after the previous owner's entry into the Mortgage Loan Modification Agreement, the then managing general partner of the Partnership Registrant sought a long-term, creditworthy anchor tenant for the space that was previously occupied by Levitz. The previous managing general partner also explored options for a sale or refinancing of the Sierra Property. However, despite the previous managing general partner's continuing efforts, the previous owner was unable to increase the value of the Sierra Property, thereby precluding a sale or refinancing of the Sierra Loan on favorable terms.

     As a result of these events, on March 3, 2003, the Partnership Registrant foreclosed on the property in total satisfaction of its debt owed the PartnershipRegistrant.


Renovation

     In an effort to maximize the financial viability of the Sierra Property, the PartnershipRegistrant intends to demolish and rebuild part of the Sierra Property, and remodel and renovate other parts of the Sierra Property (the "Renovation") and in an to attempt to create synergies between the Sierra Property and the property adjacent to the Sierra Property which is controlled by an affiliate of the General Partner (the "Adjacent Property"). As part of the Renovation, the portion of the shopping center previously occupied by the Good Guys was to be demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property. The Partnership took an impairment charge in 2003 on the portion of the building of the Sierra Property that was to be demolished for this purpose. The driveway will be shared by, and provide a connection between, both properties. In January 2004, the Adjacent Property entered into a lease with the Partnership for a 37,368 square foot section of the Sierra Property (including the portion of the Sierra Property that was demolished). The lease will take effect upon the completion of the work on the driveway and will have a minimum lease term of 15 years at a monthly rent of $25,000, subject to increase every 60 months based on the Consumer Price Index. The Adjacent Property will also use part of the common area of the Sierra Property and will pay its proportionatel share of the common area expense of the Sierra Property. The Adjacent Property has the option to renew the lease for three five-year terms, and at the end of the extension period, has the option to purchase the leased section of the Sierra Property at a price to be determined based on a MAI Appraisal. The space to be leased by the Adjacent Property will provide pedestrian and vehicle access to the Adjacent Property, and the Adjacent Property will have use of a portion of the parking spaces at the Sierra Property. The Adjacent Property is responsible for two thirds of the construction costs of the Renovation, up to a maximum of $1.2 million. The PartnershipRegistrant anticipates that the construction of the driveway will be completed in summer of 2004.

     As the next phase of the Renovation, the Partnership plans to renovate approximately 25,000 square feet of the Sierra Property beginning in spring 2004. This phase of the Renovation is estimated at to cost $2,000,000 and is to be paid from the PartnershipRegistrant's working capital.

     Further phases of the Renovation are currently being planned with the The ultimate goal is to of demolishing, and rebuilding some parts and renovating eand remodeling other parts of the Sierra Property in an effort to create an entertainment complex that will be more pedestrian friendly and will include tenants that are mainly entertainment type merchants such as restaurants and night clubs. The Sierra Property will be renamed "The Village at Atlantis" at a future date. Current tenants at the Sierra Property mainly offer government, financial and limited retail services.

     As of March 3, 2004, 87.8% of the Sierra Property's rentable square footage was occupied. The average effective annual rent is $0.77 per occupied square foot.





                                     -7-
Lease Expirations

     The following table details the number of tenants whose leases will expire for each of the next ten years and related information:

                              Total Sq. Ft.    Annual Rent of      % of Gross Annual
          Number of Leases    of Expiring      Expiring Leases     Rent of Expiring
Year      Expiring            Leases           at Current Rates    Leases
----      ----------------    -------------    ----------------    -----------------
2004             9               72,570            615,980.64            35.8%
2005             1                1,700             35,221.68             2.0%
2006             5                5,875            107,415.00             6.2%
2007             4               14,831            220,228.80            12.8%
2008             5               80,070            615,450.48            35.7%
2009             1                2,125             30,135.60             1.7%
2010 and
thereafter       -                   -                   -                 -

     An additional 6 spaces totaling approximately 11,400 square feet and representing approximately $10,200 in monthly rent are currently being leased on a month-to-month basis.

     The General Partner oversees the management of the Sierra Property. An entity affiliated with the General Partner began leasing space at the Sierra Property from the previous owner in March 1992 and currently leases approximately 8,100 square feet of retail space at the Sierra Property at a monthly rent of approximately $6,100.

Depreciation

     Set forth below is a table showing the carrying value, accumulated depreciation and federal tax basis (in thousands) of the Sierra pProperty as of December 31, 2003:

 Carrying     Accumulated                                   Federal Tax
   Value      Depreciation       Rate          Method          Basis
-----------   ------------     --------     -------------   -----------
 $ 15,035       $ 346          7-35 yrs     Straight Line    $ 15,742

Realty Taxes

     The realty tax rate for the Sierra Property in fiscal year 2003/2004 for July 1, 2003 through June 30, 2004, is approximately 3.6362/% of appraised value and the real estate taxes to be paid are $241,080.


Real Estate Investment Policies of the PartnershipRegistrant

     It is the PartnershipRegistrant's policy to acquire assets primarily both for possible capital gain and for income. There are no limitations on the percentage of the PartnershipRegistrant's assets which may be invested in any one investment.


Investments in Real Estate or Interests in Real Estate

     The PartnershipRegistrant may invest in properties including commercial or multi-family, real, personal or mixed, choses in action, or any interest therein, including any non-income producing properties, throughout the United States. The PartnershipRegistrant may finance its purchase of real estate, including from affiliates, provided that the maximum amount of permanent indebtedness secured by the PartnershipRegistrant's fixed assets may not exceed, with respect to any such








                                     -8-
fixed asset, 80% of the appraised value of that asset.  The
PartnershipRegistrant may lease, own, mortgage, encumber, improve or cause to be improved, use, lend, operate, service, maintain, develop, convey and otherwise dispose of and sell, handle, subdivide, plat, trade and deal in any property it acquires.


Investments in Real Estate Mortgages

     The PartnershipRegistrant may invest in, hold, sell, dispose of and otherwise act with respect to first and junior mortgage loans on fee or leasehold interests in real property or other beneficial interests essentially equivalent to a mortgage on real property, as well as loans secured by interests in partnerships, real estate investment trusts, joint ventures or other entities. The PartnershipRegistrant may not, however, invest in or make mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property including the principal amount of the PartnershipRegistrant's mortgage loan, would exceed an amount equal to 80% of the appraised value of the property at the time the loan is made unless substantial justification exists because of the presence of other underwriting criteria, subject to certain exceptions.


Securities of or Interests in Persons Primarily Engaged in Real Estate
Activities

     The PartnershipRegistrant may invest in entities primarily engaged in real estate activities, provided that the PartnershipRegistrant acquires a controlling interest in such entity (or joint venture), or the Partnership Registranthas reserved for itself the right to control the entity (or joint venture) through its right to withhold approval of decisions having a material effect on the property held. Investments by the PartnershipRegistrant in junior trust deeds and other similar obligations are prohibited, except for junior trust deeds which arise from the sale of the PartnershipRegistrant's fixed assets.


ITEM 3. LEGAL PROCEEDINGS

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 8, 2003, the PartnershipRegistrant received consents from the holders of a majority of its outstanding Uunits of limited partnership interest ("Units") to adopt the Partnership's Second Amended and Restated Agreement of Limited Partnership (the "Amended LP Agreement"). Pursuant to the Amended LP Agreement the PartnershipRegistrant was renamed "Biggest Little Investments, L.P." In addition, the Amended LP Agreement provides the PartnershipRegistrant with the ability to leverage its property in an effort to increase the value of the PartnershipRegistrant, to purchase additional real estate for investment and/or development and to make or acquire additional mortgage loans or short-term loans, as well as to reinvest operating income and proceeds from the sale or refinancing of its properties or the disposition of its mortgage loans. Finally, the Amended LP Agreement permits the PartnershipRegistrant to repurchase Units from the limited partners. The PartnershipRegistrant received 103,964 votes for and 4,731 votes against adoption of the Amended LP Agreement and 807 Units abstained from voting. There were ___ broker non-votes on the proposal. No Unit repurchases occurred until 2004.


                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     There is no established public trading market for the Units of the PartnershipRegistrant. As of March 10, 2004, there were approximately 1,818 holders of Units owning an aggregate of 183,175 Units (including Units held by affiliates of the General Partner).




                                     -9-
     There are no material legal restrictions set forth in the Amended LP Agreement upon the PartnershipRegistrant's present or future ability to make distributions. In December 2001, a distribution of $4,720,525 ($25.12 per Unit) was made to the limited partners from the PartnershipRegistrant's reserves. On or around September 30, 2002, an initial distribution of $33.79 per Unit was made to the limited partners from the proceeds of the settlement of a class action commenced in May 2000 against RAM Funding, Presidio AGP and certain of their affiliates, and the PartnershipRegistrant as nominal defendant seeking, among other things, monetary damages resulting from purported breaches of fiduciary duties and breaches of the PartnershipRegistrant's partnership agreement in connection with the March 1999 sale of the PartnershipRegistrant's loan to Harborista Associates, L.P. and the marketing of Harbor Plaza which secured the Harborista loan (the "Class Action"). In addition, the Class Action alleged breaches of fiduciary duty in connection with the purported failure of the PartnershipRegistrant to distribute cash and the purported failure of the PartnershipRegistrant to enforce the provisions of the Sierra Loan.

     On January 22, 2002, the parties entered into a Settlement Agreement (the "Settlement Agreement") that (i) provided for a $9,000,000 payment by the defendants to the PartnershipRegistrant and (ii) required that the Partnership Registrant distribute to its partners the $9,000,000 payment, less fees and expenses awarded by the court to plaintiff's counsel (which amount was not expected to exceed approximately 20% of the settlement amount), subject to approval of the court. On June 4, 2002, the court approved the settlement
agreement.   On or around December 11, 2002, the remainder of the Class Action settlement distribution was made to the limited partners in the amount of $3.77 per Unit.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties. Biggest Little Investments L.P. (tThe "Partnership") could be affected by declining economic conditions as a result of various factors that affect the real estate business including the financial condition of tenants, competition, the ability to lease vacant space within the Sierra Property (as defined below) or renew existing leases, increased operating costs (including insurance costs), and the costs associated with, and results of, the Partnership's plan to renovate and reposition the Sierra Property, as detailed in the filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, is based on management's current expectations and does not take into account the effects of any changes to the Partnership's operations resulting from risks and uncertainties. Accordingly, actual results could differ materially from those projected in the forward-looking statements.

     This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Recent Events

     On October 8, 2003, the Partnership received consents from the holders of a majority of its outstanding Uunits of limited partnership interest ("Units") to adopt Second Amended and Restated Agreement of Limited Partnership (the "Amended LP Agreement"). Pursuant to the Amended LP Agreement the Partnership was renamed "Biggest Little Investments L.P." In addition, the Amended LP Agreement provides the Partnership with the ability to leverage its property in an effort to increase the value of the Partnership, to purchase additional real estate for investment and/or development and to make or acquire additional mortgage loans or short-term loans, as well as to reinvest operating income and proceeds from the sale or refinancing of its properties or the disposition of its mortgage loans. Finally, the Amended LP Agreement permits the Partnership to repurchase Units from the limited partners. No Unit repurchases occurred until 2004.

     On March 3, 2003, the Partnership acquired the deed to the Sierra Property,property commonly known as Sierra Marketplace, a community shopping center commonly known as Sierra Marketplace located at South Virginia Street and East Moana Lane in Reno, Nevada (the "Sierra Property"), from High Cash. Partners, L.P., a Delaware limited partnership ("High Cash"). The Partnership acquired the Sierra Property in lieu of foreclosure under

                                     -10-
the terms of the mortgage loan modification agreement between the Partnership and High Cash which became effective on January 31, 2001 (the "Sierra Loan Modification Agreement"). Prior to the Partnership's acquisition of the Sierra Property, the Property secured the last remaining of several zero coupon first and junior mortgage loans in which the Partnership initially invested the net proceeds of its 1988 initial public offering (the "Mortgage Loans"). At March 3, 2003, the date when the Partnership acquired the Sierra Property in lieu of foreclosure, the contractual balance of principal and accrued interest on the Sierra Loan was $27,455,752 and the Partnership had a carrying value in the loan of $15,979,355.

     One of the Sierra Pproperty's anchor tenants, the Good Guys, occupied 16,961 square feet, representing approximately 7.5%, of the shopping center, which represented approximately 7.3% of the Sierra Property's leasable space. The Good Guys' lease terminated on November 30, 2003 and the option to extend the lease was not exercised by the lessee. In an effort to maximize the financial viability of the Sierra Property, the PartnershipRegistrant intends to demolish and rebuild part of the Sierra Property, and remodel and renovate other parts of the Sierra Property and in an to attempt to create synergies between the Sierra Property and the Adjacent pProperty adjacent to the Sierra Property which is controlled by an affiliate of the General Partner (the "Adjacent Property"). As part of the Rrenovation, the portion of the shopping center Sierra Property previously occupied by Good Guys has been demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property. The Partnership took an impairment charge in 2003 on the portion of the building of the Sierra Property that was to be demolished for this purpose. The driveway will be shared by, and provide a connection between, both properties. In January 2004, the Adjacent Property entered into a lease with the Partnership for a 37,368 square foot section of the Sierra Property (including the portion of the Sierra Property that was demolished). The lease will take effect upon the completion of the work on the driveway and will have minimum lease term of 15 years at a monthly rent of $25,000, subject to increase every 60 months based on the Consumer Price Index. The Adjacent Property will also use part of the common area of the Shopping Center Sierra Property and will pay its proportionalte share of the common area expense of the Shopping CenterSierra Property. The Adjacent Property has the option to renew the lease for 3 three five-year terms, and at the end of the extension period, will have the option to purchase the leased section of the Sierra Property at a price to be determined based on a MAI Appraisal. The leased space will provide pedestrian and vehicle access to the Adjacent Property, and the Adjacent Property will have use of a portion of the parking spaces at the shopping center. The Adjacent Property is responsible for two thirds of the construction costs of the projectthis phase of the Renovation, up to a maximum of $1.2 million. The Partnership anticipates the driveway portion of the construction to will be completed in summer of 2004. Leasing this space of the Sierra Property to the Adjacent Property will make up much of the lost rental revenue to the Partnership previously generated by Good Guys.

     The Partnership is completing a design to renovate approximately 25,000 square feet of the Sierra Property beginning in spring 2004. The cost estimate for the this initial phase of rRenovation is approximately $2,000,000 to be paid from the PartnershipRegistrant's working capital. The Partnership's ultimate goal is to create an entertainment complex that will be more pedestrian friendly and to lure tenants that offer entertainment type products and services.

Real Estate Market

     The PartnershipRegistrant's sole fixed asset as of December 31, 2003 is the Sierra Property, which is currently in need of several new tenants, including tenants to fill two anchor spaces within the Property. There has been substantial development of retail space in the Reno area over the past few years especially in close vicinity to the Sierra Property which has created substantial competition for the Sierra Property. Also in the past few years, the Sierra Property has lost two of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms; one of the spaces is currently being leased on a short-term basis at a substantially reduced rental rate. The second space was to be demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property, and the portion of the Sierra Property that was to be demolished has been leased to the owner of the Adjacent Property commencing in 2004, enabling the PartnershipRegistrant to make up much of the

                                     -11-
lost rental revenue previously generated by Good Guys. The remaining anchor tenant's original lease expires in August 2008. The Partnership has notified the tenant that it is currently in default of its obligation in payment of common area charges and other covenants of its lease. The PartnershipRegistrant has been notified by the tenant that the tenant may want to terminate its lease early.The Registrant's potential for realizing the full value of its investment in the Sierra Property is currently considered unlikely.

    The General Partner, with its affiliate controlling the Adjacent Property, is looking for options to create synergy between the two properties, if possible, to improve the financial viability of the Sierra Property. The initial phase of the Renovation is estimated at $2,000,000 to be paid from the Registrant's working capital. The Registrant is also planning further planning to demolish, rebuild and renovate the Sierra Property with the intent to create an entertainment complex that will be more pedestrian friendly and to lure tenants that offer entertainment type products and services.
     There can be no assurances that the PartnershipRegistrant's plan to improve the Sierra Property's occupancy will be successful.


Liquidity and Capital Resources

     The PartnershipRegistrant's level of liquidity based on cash and cash equivalents increased by $1,935,376 to $4,118,298 during the year ended December 31, 2003 as compared to December 31, 2002. The increase is due to the fact the Partnership acquired the deed to the Sierra Property, in lieu of foreclosing on the Partnership's loan secured by the Sierra Property. Since the date the Partnership acquired the deed to the Sierra Property it has been receiving rental revenues rather than the interest income earned on the loan secured by the Sierra Property. The increased cash generated through the ownership of the Sierra Property has been partially offset by the Partnership's costs of operating the Sierra Property, costs associated with the planning for the installation of a traffic signal at the Sierra Property and the expenses incurred by the Partnership related to the transfer of the deed in lieu of foreclosure on the Sierra Property. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses. As of December 31, 2003, the PartnershipRegistrant had approximately $4,118,298 in available cash. See "Item 7. Financial Statements - Note 8."

     On December 17, 2003, the Partnership commenced a program (the "Repurchase Program ") to redeem Units from all limited partners owning fewer than 100 Units at a price of $76 per Unit in cash. Units held in employee benefit plans were not eligible for the Repurchase Program. The Partnership believes that this was an appropriate time to make this liquidity feature available to many of the limited partners. The Repurchase Program was originally scheduled to terminate on January 27, 2004. On January 21, 2004, the Repurchase Program was extended until March 10, 2004, and terminated on such date. The Partnership acquired 4,744 Units as a result of the Repurchase Program and subsequently retired all 4,744 Units. As of March 10, 2004, the Partnership had 183,175 Units outstanding. No Unit repurchases were made until 2004.

     During 2003, the PartnershipRegistrant did not make any distributions to the limited partners. The PartnershipRegistrant does not anticipate making any distributions of net cash provided by operating activities in the near future.


RESULTS OF OPERATIONS

2003 as compared to 2002

     Net income decreased by $7,945,882 to $642,773 for the year ended December 31, 2003 as compared to 2002. Revenues decreased by $7,882,282 to $2,935,511 for the year ended December 31, 2003 as compared to the same period in 2002. The decreases in net income and revenues are due to the fact that the Partnership received a one-time payment of $9 million in proceeds from a class action settlement during 2002. In addition, the Partnership incurred an impairment charge of approximately $1.1 million during 2003 related to the decision to demolish two portions of the Sierra Property to make way for 1) a new driveway directly between the Sierra Property and the Adjacent Property and
2) a new roadway within the Sierra Property that will enable better traffic circulation (see "Real Estate Market" above). Excluding proceeds from the Cclass aAction settlement, the Partnership's revenues for the year ended December 31, 2003 exceeded its revenues for the year ended December 31, 2002 by $1,117,718 due to the fact the Partnership now owns the Sierra Property and receives rental income rather than the interest income it earned as the holder of the Sierra Loan, the mortgage loan secured by the Sierra Property.




                                     -12-
     Costs and expenses increased by $63,600 for the year ended December 31, 2003, as compared to the same period in the prior year. The increase was due to operating expenses of the Sierra Property in 2003 that the Partnership did not incur in 2002 and the impairment charge described above. These expenses were offset in large part by legal fees incurred in connection with the class action settlement in 2002 which were included in general and administrative expenses.


Critical Accounting Policies

     The Partnership's only significant critical accounting policy relates to the evaluation of the fair value of real estate. The Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term and long-term needs of the Partnership, except that the Partnership may need to obtain financing for the later phases of its plan to renovate and repositionplanned Renovation of the Sierra Property. During 2003, the Partnership incurred approximately $1.1 million in impairment charges.


Quantitative and Qualitative Disclosures about Market Risk

     The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Partnership has no loans outstanding.



































                                     -13-
ITEM 7.  FINANCIAL STATEMENTS









                         INDEPENDENT AUDITORS' REPORT


TO THE PARTNERS
BIGGEST LITTLE INVESTMENTS L.P.:


     We have audited the accompanying balance sheets of Biggest Little Investments L.P. (a limited partnership) (the "Partnership") as of December 31, 2003 and 2002, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biggest Little Investments L.P. (a limited partnership) as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




                                           /s/ Imowitz Koenig & Co., LLP



New York, New York
March 9, 2004




















                                    -14-
                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS


                                                       December 31,
                                               -------------------------
                                                   2003         2002
                                               ------------ ------------
ASSETS

  Real estate, net............................ $ 14,688,991  $         -
  Investment in mortgage loan.................           -     15,979,355
  Cash and cash equivalents...................    4,118,298     2,182,922
  Tenant receivables..........................       92,696            -
  Capital improvements........................           -         29,864
                                               ------------  ------------
     Total assets............................. $ 18,899,985  $ 18,192,141
                                               ============  ============

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

    Accounts pPayable and accrued expenses..... $     48,578  $     52,181
    Rent prepaid..............................       11,844            -
    Tenant deposits...........................       56,830            -
                                               ------------  ------------
  Total liabilities...........................      117,252        52,181
                                               ------------  ------------

  Commitments and contingencies

    Partners' equity

    Limited partners' equity (187,919 units)
     issued and outstanding...................   18,313,201    17,686,497
    General partners' equity..................      469,532       453,463
                                               ------------  ------------
  Total partners' equity......................   18,782,733    18,139,960
                                               ------------  ------------
     Total liabilities and partners' equity... $ 18,899,985  $ 18,192,141
                                               ============  ============



The accompanying Notes to Financial Statements are an integral part of these statements.



















                                    -15-
                       BIGGEST LITTLE INVESTMENTS L.P.
                           STATEMENTS OF OPERATIONS

                                          Years ended December 31,
                                         ---------------------------
                                              2003           2002
                                         ------------   ------------
Revenues
  Rental and other income............... $  2,250,822   $      4,600
  Mortgage loan interest income.........      643,330      1,705,231
  Interest and other income.............       41,359        107,962
  Proceeds from settlement..............           -       9,000,000
                                         ------------   ------------
     Net revenues.......................    2,935,511     10,817,793
                                         ------------   ------------
Costs and Expenses

  Operating expenses....................      419,356             -
  General and administrative............      282,341      2,229,138
  Depreciation and amortization.........      346,085             -
  Property management fees..............      136,821             -
  Impairment............................    1,108,135             -
                                         ------------   ------------
     Total costs and expenses...........    2,292,738      2,229,138
                                         ------------   ------------
     Net income (loss).................. $    642,773   $  8,588,655
                                         ============   ============

Net income attributable to:

     Limited partners................... $    626,704   $  8,550,390

     General partners...................       16,069         38,265
                                         ------------   ------------
                                         $    642,773   $  8,588,655
                                         ============   ============


NET INCOME PER UNIT OF LIMITED PARTNERSHIP
    INTEREST (187,919 UNITS OUTSTANDING)
     Attributed to operations........... $       3.33   $       7.94
     Attributed to settlement...........           -           37.56
                                         ------------   ------------
     Total.............................. $       3.33   $      45.50
                                         ============   ============

DISTRIBUTION PER UNIT OF LIMITED
    PARTNERSHIP INTEREST................ $         -    $      37.56
                                         ============   ============



The accompanying Notes to Financial Statements are an integral part of these statements.












                                    -16-
                     BIGGEST LITTLE INVESTMENTS L.P.
                      STATEMENTS OF PARTNERS' EQUITY
                   YEARS ENDED DECEMBER 31, 2003 AND 2002



                               Limited         General          Total
                              Partners'       Partners'        Partners'
                                Equity         Equity           Equity
                           --------------   --------------   -----------
Balance, December 31, 2001 $ 16,194,146     $    415,198     $16,609,344
  Net income..............    8,550,390           38,265       8,588,655

  Distribution to partners   (7,058,039)              -       (7,058,039)
                           --------------   --------------   -----------
Balance, December 31, 2002   17,686,497          453,463      18,139,960
  Net income..............      626,704           16,069         642,773
                           --------------   --------------   -----------
Balance, December 31, 2003 $ 18,313,201     $    469,532     $18,782,733
                           ==============   ==============   ===========


The accompanying Notes to Financial Statements are an integral part of these statements.










































                                    -17-
                      BIGGEST LITTLE INVESTMENTS L.P.
                          STATEMENTS OF CASH FLOWS



                                                Years ended December 31,
                                                ------------------------
                                                    2003         2002
                                                ------------ -----------
Cash flows from operating activities:
  Net income .................................. $    642,773 $ 8,588,655
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization............      346,085          -
      Loss on impairment.......................    1,108,135          -
   Changes in assets and liabilities:
      Increase in receivables..................      (92,696)         -
      Increase in other assets.................           -      (29,864)
      Increase (decrease) in accounts payable
       and accrued expenses....................       65,071     (71,966)
                                                ------------ -----------
    Net cash provided by
      operating activities.....................    2,069,368   8,486,825
                                                ------------ -----------

Cash flows from investing activities
  Capital improvements.........................     (120,476)         -
                                                ------------ -----------
     Net cash used in investing activities.....     (120,476)         -

Cash flows from financing activities:
  Payment for deed in lieu of foreclosure......      (13,516)         -
  Distribution to limited partners.............           -   (7,058,039)
                                                ------------ -----------
     Net cash used in financing activities.....      (13,516) (7,058,039)
                                                ------------ -----------

Net increase in cash...........................    1,935,376   1,428,786

Cash and cash equivalents, beginning of period.    2,182,922     754,136
                                                ------------ -----------
Cash and cash equivalents, end of period....... $  4,118,298 $ 2,182,922
                                                ============ ===========

Supplemental disclosure of non-cash investing activity:

  Mortgage loan converted upon acquisition of the deed to the real estate securing the loan.


The accompanying Notes to Financial Statements are an integral part of these statements.














                                    -18-
BIGGEST LITTLE INVESTMENTS L.P.
NOTES TO FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION

     Biggest Little Investments L.P. (the "Partnership"), formerly Resources Accrued Mortgage Investors 2, L.P., Resources Accrued Mortgage Investors L.P. Series 87 and Resources Accrued Mortgage Investors Series 88, a Delaware limited partnership, was formed in August 1986 under the Delaware Revised Uniform Limited Partnership Law for the purpose of investing primarily in senior and junior accrued interest mortgage loans on properties owned or acquired principally by publicly or privately syndicated limited partnerships sponsored by affiliates of Integrated Resources, Inc. ("Integrated"). During 1994, Integrated's indirect ownership of the managing general partner was purchased by Presidio Capital Corp. ("Presidio"). Through December 31, 2001, the managing general partner of the Partnership was RAM Funding, Inc. and the associate general partner was Presidio AGP Corp., which are wholly-owned subsidiaries of Presidio. Effective January 1, 2002, pursuant to the General and Limited Partner Interest Assignment Agreement (the "Assignment Agreement"), the managing general partner and associate general partner interests in the Partnership were acquired by Maxum LLC ("Maxum" or the "General Partner").

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

     On March 3, 2003, the Partnership acquired the deed to the Sierra Marketplace Shopping Center (the "Sierra Property") in lieu of foreclosing on its loan secured by such Property (the "Sierra Loan") (see Note 4).

     In accordance with the Partnership's Agreement of Limited Partnership (the "Partnership Agreement"), net income and loss, adjusted cash from operations and disposition proceeds are allocated 97.5% to the limited partners and 2.5% to the general partner. However, income and distributions related to the settlement of the class action lawsuit (see Note 8) were allocated only to the limited partners.

     On October 8, 2003, the Partnership received consents from the holders of a majority of its outstanding units of limited partnership interest ("Units") to adopt the Partnership's Second Amended and Restated Agreement of Limited Partnership (the "Amended LP Agreement"). Pursuant to the Amended LP Agreement the Partnership was renamed "Biggest Little Investments L.P." In addition, the Amended LP Agreement provides the Partnership with the ability to leverage its property in an effort to increase the value of the Partnership, to purchase additional real estate for investment and/or development and to make or acquire additional mortgage loans or short-term loans, as well as to reinvest operating income and proceeds from the sale or refinancing of its properties or the disposition of its mortgage loans. Finally, the Amended LP Agreement permits the Partnership to repurchase Units from the limited partners. No Unit repurchases occurred until 2004.






                                     -19-
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     The Partnership accounted for its investments in mortgage loans under the following methods:

Investment Method

     Mortgage loans representing transactions in which the Partnership was considered to have substantially the same risks and potential rewards as the borrower were accounted for as investments in real estate rather than as loans. Although the transactions were structured as loans, due to the terms of the zero coupon mortgage, it was not readily determinable at inception that the borrower would continue to maintain a minimum investment in the property. Under the method of accounting, the Partnership would recognize as revenue the lesser of the amount of interest as contractually provided for in the mortgage loan, or its pro rata share of the actual cash flow from operations of the underlying property inclusive of depreciation and interest expense on any senior indebtedness.

Interest Method

     Under this method of accounting, the Partnership recognized revenue as interest income over the term of the mortgage loan so as to produce a constant periodic rate of return. Interest income was not recognized as revenue during periods where there were concerns about the ultimate realization of the interest or loan principal.

Allowance for Loan Losses

     An allowance for loan losses was established based upon a periodic review of each of the mortgage loans in the Partnership's portfolio. In performing this review, management considered the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property was located. Because this determination of net realizable value was based upon projections of future economic events which were inherently subjective, the amounts ultimately realized at disposition may have differed materially from the carrying value at each year end.

     The allowance was inherently subjective and was based upon management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may have provided for additional losses in subsequent periods and such provisions could have been material.

Property and Provision for Impairment

     Property is stated at cost, less accumulated depreciation. Since acquisition, property has been depreciated principally on a straight line basis over the estimated service lives as follows:

     Land improvements ...........   5 years
     Buildings ...................  30 years
     Building improvements .......5-30 years

     The Partnership evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. Indicators which could trigger an impairment review include legal and regulatory factors, market conditions and

                                     -20-
operational performance. Any resulting impairment loss, measured as the difference between the carrying amount and the fair value of the assets, could have a material adverse impact on the Partnership's financial condition and results of operations. Per FASB 144, a long-lived asset shall be tested for recoverability whenever, among other events, a current expectation that, more likely than not, it will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

Cash and Cash Equivalents

     For the purpose of the statements of cash flows, the Partnership considers all short-term investments which have original maturities of three months or less to be cash equivalents. Substantially all of the Partnership's cash and cash equivalents are held at two financial institutions.

Concentration of Credit Risk

     The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in money market accounts, secured by United States Treasury obligations. Cash balances exceeded these insured levels during the year.

Fair Value of Financial Instruments

     The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Partnership's financial instruments during fiscal years 2002 and 2003 consisted only of cash and cash equivalents. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded value.

Net Income Per Unit of Limited Partnership Interest

     Net income per Unit is computed based upon the number of Units outstanding (187,919 Units at December 31, 2003; 183,175 Units at March 10, 2004) during the year.

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

Recently Issued Accounting Standards

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt and amendment of Accounting Principles Board Opinion ("APB") No. 30 "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. As a result, the criteria in APB 30 will be used to classify those gains and losses. FASB No. 64, "Extinguishments of Debts Made to Satisfy

                                     -21-
Sinking-Fund Requirements (an amendment of FASB No. 4)" is no longer necessary because FASB No. 4 has been rescinded. FASB No. 44, "Accounting for Intangible Assets of Motor Carriers" is no longer necessary since the transition to the Motor Carrier Act of 1980 has been completed. FASB No. 145 amends FASB No. 13, "Accounting for Leases" to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FASB No. 145 also makes technical corrections to existing pronouncements. While these corrections are not substantive in nature, in some instances, they may change accounting practice. FASB No. 145 will be effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. This statement had no effect on the Partnership's financial statements.

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

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the interpretation are immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Partnership will need to apply its provisions to any existing variable interests in variable interest entities no later than December 31, 2004. This interpretation had no effect on the Partnership's financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement require that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying that is related to an asset, liability or equity security to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in

                                     -22-
more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. This statement had no effect on the Partnership's financial statements.

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


NOTE 3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     Effective January 1, 2002, Maxum LLC, a Nevada limited liability company ("Maxum" or the "General Partner"), acquired the associate and general partnership interests of the Partnership previously held by Presidio AGP Corp. ("Presidio") and RAM Funding, Inc. ("RAM Funding"), respectively, pursuant to the General and Limited Partner Interest Assignment Agreement (the "Assignment Agreement"), dated as of October 10, 2001, between the General Partner, Western Real Estate Investments, LLC, a Nevada limited liability company and an affiliate of the General Partner ("Western"), RAM Funding and Presidio AGP as well as Presidio Capital Investment Company LLC, Presidio Partnership II Corp. and Bighorn Associates LLC, each of which is affiliated with RAM Funding and Presidio AGP Corp. and was a limited partner of the Partnership prior to January 1, 2002 (the "Former LPs"). Also pursuant to the Assignment Agreement, as of January 1, 2002, Western purchased all of the Units of limited partnership interest in the Partnership owned by the Former LPs ("Former LP Units"). However, the Former LPs reserved their rights to the proceeds from the settlement of a class action litigation which was subsequently settled. Also during 2002, affiliates of Maxum acquired 10,389 Units of limited partnership interest on the open market. Another affiliate of Maxum acquired 9,703 Units of limited partnership interest via a tender offer. In 2003, affiliates of Maxum acquired 12,339 Units via a tender offer. Another affiliate of Maxum acquired 407 Units in 2003 from several limited partners in a series of private transactions. Accordingly, as of December 31, 2003, affiliates of Maxum owned 90,577 Units, which represented 48.2% of the issued and outstanding limited partnership Units of the Partnership at such date.




                                     -23-
     During the year ended December 31, 2002, affiliates of the previous general partners received approximately $2,165,790 and affiliates of Maxum received approximately $753,651 of the distribution made to the limited partners from the settlement proceeds of the class action litigation described in Note 8 below.

     An affiliate of the General Partner controls the property next to the Sierra Property (the "Adjacent Property") (see Note 4 below). The General Partner, with its affiliate, intends to demolish and rebuild some parts, and remodel and renovate other parts, of the Sierra Property (the "Renovation") in an attempt to create synergy if possible to improve the financial viability of the Sierra Property and the Adjacent Property. As part of the Renovation, the portion of the shopping center previously occupied by Good Guys, a former anchor tenant of the Sierra Property whose lease expired on November 30, 2003, was to be demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property. The Partnership took an impairment charge in 2003 on the portion of the building of the Sierra Property that was to be demolished. The driveway will be shared by, and provide a connection between, both properties. The portion of the Sierra Property that was to be demolished will be leased to the owner of the Adjacent Property commencing in 2004, which will enable the PartnershipRegistrant to make up much of the lost rental revenue previously generated by Good Guys.

     An entity affiliated with the General Partner began leasing space at the Sierra Property from the previous owner in March 1992 and currently leases approximately 8,100 square feet of retail space at the Sierra Property at a monthly rent of approximately $6,100.

     The General Partner oversees the management of the Sierra Property. The Partnership's General Partner received $136,821 for the year ended December 31, 2003 for such management services. Also, pursuant to the Partnership's Second Amended and Restated Agreement of Limited Partnership (the "Amended LP Agreement"), the gGeneral pPartner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including without limitation the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, for the year ended December 31, 2003, the General Partner was allocated $16,069 of income.

     No distributions were made for the fiscal year ended December 31, 2003.


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

     The Partnership had no outstanding mortgage loans on December 31, 2003.

     The Partnership's last remaining mortgage note (the Sierra Loan) contained a provision which required the borrower to provide current appraisals based upon certain conditions or in some cases upon request.

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





                                     -24-
     During the first quarter of 1997, High Cash wrote the property down to what its management believed to be its estimated fair market value of $15,875,000. Management of the Partnership performed its own evaluation at that time and determined that this amount was a fair estimate of the property value. The outstanding balance of the loan at December 31, 1996 was approximately $15,979,000 and it was unlikely that any additional interest accrued on the Sierra Loan would ultimately be recovered from the value of the underlying property. Consequently, as of January 1, 1997 the Partnership ceased accruing interest on the Sierra Loan.

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

     During the year ended December 31, 2003, the Partnership had received $643,330 in excess cash flow, which was applied against the outstanding contractual principal balance.

     On March 3, 2003, the Partnership acquired the deed to the Sierra Property in lieu of foreclosing on the Sierra Loan.


Harborista Loan

     A $10,000,000 second mortgage loan (the "Harborista Loan") to Harborista Associates, L.P. was secured by an office building, commonly known as the Harbor Plaza, located in Boston, Massachusetts (the "Harbor Plaza"). The Harborista Loan was funded on February 13, 1989 and bore interest at the rate of 13.307% per annum, compounded monthly and was originally due to mature on

                                     -25-
December 1, 1998, at which time a balloon payment of approximately $36,000,000 would have been due and payable. Harbor Plaza was also encumbered by a first mortgage loan in the original amount of $24,475,000 held by Northwestern Mutual Life Insurance Co. ("Northwestern"). The first mortgage was due to mature on December 1, 1995, but was extended until January 1, 1999.

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

     Following its acquisition of the Harborista Loan, 470 Atlantic foreclosed on its interests in the two mortgages and acquired Harbor Plaza. On March 29, 1999, 470 Atlantic entered into an agreement with Charbird Enterprises LLC ("Charbird"), an affiliate of NorthStar Capital Investment Corp. ("Northstar"), an entity that indirectly controls Presidio, and the former general partners, for the performance of services in connection with the marketing of Harbor Plaza. Charbird assigned to NorthStar its right to receive a substantial portion of amounts paid under the agreement and NorthStar agreed to indemnify Charbird for any liabilities under the agreement. Harbor Plaza was sold in December 1999 for approximately $50,500,000. Charbird received a fee of $14,050,884 under the agreement, $12,645,796 of which was paid to NorthStar (see Note 8).





































                                    -26-

A summary of mortgage activity is as follows:


                                              Year ended                                  Year ended
                                          December 31, 2003                           December 31, 2002
                             ------------------------------------------- -------------------------------------------
                               Investment      Interest                    Investment      Interest
                                 Method         Method         Total         Method         Method         Total
                             ------------------------------------------- -------------------------------------------
Opening balance..............           -    $ 15,979,355   $ 15,979,355            -     $ 15,979,355  $ 15,979,355
Recovery of loan losses......           -              -              -             -              -             -
Deed in lieu of foreclosure..           -     (15,979,355)   (15,979,355)           -              -             -
                             -------------- -------------- ------------- -------------- -------------- -------------
Ending balance............... $         -    $         -    $         -   $         -     $ 15,979,355  $ 15,979,355
                             ============== ============== ============= ============== ============== =============


     Information with respect to the Sierra Loan was as follows:

                                                                     Mortgage    Mortgage    Mortgage
                        Interest  Compound        Loan     Maturity  Amount      Purchased   Placement
                        Rate %    Period   Type   Date     Date      Advanced    Interest    Fees
Description             --------  -------- -----  -------  --------  ----------  ----------  ---------
Shopping Center
Sierra Marketplace
  Reno, Nevada          11.220    Monthly  1st    2/10/89  3/01/03   $6,500,000  $       -   $ 385,757
                                                                     ==========  ==========  =========









                                                       -27-

                   Interest Recognized                                 Carrying Value            Contractual balance
                 -------------------------                        --------------------------  --------------------------
                 December 31,   2002 and     Reserves/            December 31,  December 31,  December 31,  December 31,
                     2003         Prior      Write-offs  Proceeds     2003          2002          2003          2002
                 ------------ ------------   ----------  -------- ------------  ------------  ------------  ------------
Shopping Center
Marketplace
  Reno, Nevada   $  643,330   $12,082,749     $      -   $     -   $       -     $15,979,355   $        -    $27,356,117
                 ==========   ===========     ========   =======   ===========   ===========   ===========   ===========































                                                        -28-

NOTE 5. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                December 31,        December 31,
                                    2003                2002
                                ------------        ------------
Land...........................  $ 3,198,574        $       -
Building and improvements......   12,936,031                -
                                ------------        ------------
                                  16,134,605                -
Accumulated depreciation.......     (346,085)               -
Provision for impairment.......   (1,108,134)               -
                                ------------        ------------
                                  14,680,386                -
Construction in progress.......        8,605                -
                                ------------        ------------
                                 $14,688,991        $       -
                                ============        ============

     The land, buildings and improvements that constitute the Partnership's fixed assets were acquired from High Cash in lieu of foreclosure on a mortgage note receivable to the Partnership from High Cash, which was collateralized by such fixed assets.


NOTE 6. MINIMUM FUTURE RENTAL REVENUES

     The Partnership leases office space to various tenants under a variety of terms, including escalation provisions, renewal options and obligations of the tenants to reimburse operating expenses.

     The aggregate future minimum fixed lease payments receivable under noncancellable leases at December 31, 2003, are as follows:

          2004 .......... $ 1,411,045
          2005 ..........     987,966
          2006 ..........     895,560
          2007 ..........     720,285
          2008 ..........     469,456
          Thereafter ....      20,090
                          -----------
                          $ 4,504,406
                          ===========

     The Partnership received more than 10% of its lease revenue from three tenants in 2003. During 2003 the Partnership's three largest tenants collectively accounted for approximately 53% of the total rental revenue.






















                                     -29-
NOTE 7. RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

     A reconciliation of net income per financial statements to the tax basis of accounting is as follows:

                                         Year ended December 31,
                                       --------------------------
                                            2003         2002
                                       ------------- ------------
Net income per financial statements    $    642,773  $ 8,588,655
Reconciliation of net income per books
  to tax basis accounting:
     Interest income                       (643,330)  (1,705,231)
     Depreciation                            87,807           -
     Prepaid rent                            11,845           -
     Provision for impairment             1,108,134           -
     Loss on reversal of uncollected
       interest                          (7,800,068)          -
                                       ------------- ------------
Net (loss) income per tax basis        $ (6,592,839) $ 6,883,424
                                       ============= ============


     The differences between the Partnership's net assets per financial statements and tax basis of accounting are as follows:

                                         Year ended December 31,
                                       --------------------------
                                            2003         2002
                                       ------------- ------------
Net assets per financial statements     $18,782,733   $18,139,960
Reconciliation of net income per books
  to tax basis accounting:
     Tax basis in Property / loan           964,924     8,300,188
     Accumulated depreciation                87,807            -
     Prepaid rent                            11,845            -
Syndication costs                         2,230,944     2,230,944
                                       ------------- ------------
Net assets per tax basis                $22,078,253   $28,671,092
                                       ============= ============


NOTE 8. LITIGATION

     On or about May 19, 2000, Dr. Warren Heller, a limited partner, on behalf of himself and all others similarly situated, commenced a punitive class action and derivative lawsuit against RAM Funding, Presidio AGP, NorthStar and Charbird, defendants, and the Partnership, as nominal defendant, in the Delaware Chancery Court seeking, among other things, monetary damages resulting from purported breaches of fiduciary duties and breaches of the Partnership's partnership agreement in connection with the March 1999 sale of the Harborista Loan and the marketing of the property which secured the Harborista Loan. In addition, the action alleged breaches of fiduciary duty in connection with the purported failure of the Partnership to distribute cash and the purported failure of the Partnership to enforce the provisions of the loan secured by the Reno, Nevada property.





                                     -30-
     On January 22, 2002, the parties entered into a settlement agreement (the "Settlement Agreement") that (i) provided for a $9,000,000 payment by the defendants to the Partnership and (ii) required that the Partnership distribute to its partners the $9,000,000 payment, less fees and expenses awarded by the court to plaintiff's counsel (which amount was not expected to exceed approximately 20% of the settlement amount). The Settlement Agreement was subject to the approval of the court. The objection period was scheduled to expire April 1, 2002 and a hearing on the approval of the Settlement Agreement was scheduled for April 15, 2002.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 8A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the manager of the General Partner's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Partnership Registrant's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's Chief Executive Officer and Chief Financial Officer have manager has concluded that, as of the end of such period, the PartnershipRegistrant's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our the Partnership's internal control over financial reporting (as defined in Rule 13a- 15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our the Partnership's fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The PartnershipRegistrant has no officers or directors. The General Partner, Maxum LLC, a Nevada limited liability company, has managed and controlled substantially all of PartnershipRegistrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. Mr. Ben Farahi has been the sole manager of the General Partner since its formation in 2001 and, as such, exercises the powers associated with the board of directors and executive officers of a corporation

     Mr. Farahi, age 51, has been, for the past ten years, Co-Chairman of the Board, Chief Financial Officer, Secretary, and Treasurer of Monarch Casino Resort which, through its wholly-owned subsidiary Golden Road Motor Inn, Inc. ("Golden Road"), a Nevada company, owns and operates the tropically themed Atlantis Hotel Casino in Reno, Nevada. Since September 1, 1978, Mr. Farahi is also a partner in Farahi Investment Company which is involved in real estate investment and development. Mr. Farahi is also the Manager of the General Partner. Mr. Farahi holds a mechanical engineering degree from the University of California at Berkeley and a MBA degree in accounting from the California State University, Hayward.



                                     -31-
     Although the PartnershipRegistrant does not have a board of directors or, accordingly, and audit committee, Mr. Farahi, as the managing member of the General Partner, qualifies as a "financial expert" as defined by the Securities and Exchange Commission in accordance with the Sarbanes-Oxley Act of 2002.


ITEM 10. EXECUTIVE COMPENSATION

     Under the PartnershipRegistrant's partnership agreement, the General Partner is entitled to receive 2.5% of the PartnershipRegistrant's income, loss, capital and distributions, including without limitation the PartnershipRegistrant's cash flow from operations and disposition proceeds. For the fiscal year ended December 31, 2003, the General Partner received an aggregate of $16,069 of taxable income from the PartnershipRegistrant. See "Item 12. Certain Relationships and Related Transactions" for information regarding amounts paid to affiliates of the General Partner by the PartnershipRegistrant for services provided by them in fiscal year 2002.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     (a)  Security Ownership of Certain Beneficial Owners.

     Except as set forth below, no person or group is known by the Partnership Registrant to be the beneficial owner of more than 5% of the outstanding Units at March 10, 2004:

                                           Number of         % of
Name of Beneficial owners                  Units Owned       Class
------------------------------------------------------------------
Virginia Springs Limited Liability
  Company(1)                               22,042            12.0%
Western Real Estate Investments, LLC(1)    68,491            37.4%
Ben Farahi(2)                              90,577(3)         49.4%
John Farahi(4)                             90,533(5)         49.4%
Bob Farahi(4)                              90,533(5)         49.4%


       (1) The principal business address of Virginia Springs and Western, affiliates of the General Partner, is 1175 West Moana Lane, Suite 200, Reno, Nevada 89509.
       (2) Mr. Farahi's principal business address is 1175 West Moana Lane, Suite 200, Reno, Nevada 89509.
       (3) Includes 44 Units held directly by Mr. Ben Farahi and 22,042 Units owned by Virginia Springs and 68,491 Units owned by Western with respect to which Mr. Farahi shares beneficial ownership.
       (4) Messrs. John Farahi's and Bob Farahi's principal business address is 1175 West Moana Lane, Suite 200, Reno, Nevada 89509.
       (5) Represents 22,042 Units owned by Virginia Springs and 68,491 Units owned by Western with respect to which Messrs. Farahi share beneficial ownership.

     (b)  Security Ownership of Management.

     At March 26, 2004, neither the General Partner nor its members, manager or affiliates owned any Units except as indicated in (a) above.

     (c)  Changes in Control.

     There exists no arrangement known to the PartnershipRegistrant the operation of which may at a subsequent date result in a change in control of the PartnershipRegistrant.


                                     -32-
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the PartnershipRegistrant's fiscal years ended December 31, 2003 and 2002, the PartnershipRegistrant's general partners were not entitled to any payment for services from or with respect to PartnershipRegistrant. However, pursuant to the PartnershipRegistrant's partnership agreement the general partner(s) are entitled to receive 2.5% of PartnershipRegistrant's income, loss, capital and distributions (2.45% to the managing general partner and .05% to the associate general partner) including without limitation the PartnershipRegistrant's cash flow from operations and disposition proceeds.
Per Under the Assignment Agreement (as defined in "CHANGE IN CONTROL" under
Item 1.), the new gGeneral pPartner purchased the interests of both previous general partners and the previous Associate General Partner. Pursuant to the Amended LP Agreement, there is no longer an Aassociate Ggeneral Ppartner, and, therefore, the General Partner is entitled to receive the entire 2.5%. Based on the settlement agreement, however, the former general partners were not entitled to any of the Class Action settlement proceeds and were, accordingly, not allocated any taxable income associated with the settlement proceeds. For the year ended December 31, 2003, the General Partner was allocated $16,069 of income from operations.

     An affiliate of the General Partner controls the property adjacent to the Sierra Property ("Adjacent Property"). In order to increase traffic flow to the Sierra Property, the management of the Sierra Property and the PartnershipRegistrant haves begun construction and development to make it easier for customers from the Adjacent Property to visit the Sierra Property. As part of the development, the portion of the Sierra Property previously occupied by Good Guys was to be demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property. The Partnership took an impairment charge in 2003 on the portion of the building of the Sierra Property that was to be demolished for this purpose. The driveway will be shared by, and provide a connection between, both properties. The portion of the Sierra Property that was to be demolished will be leased to the owner of the Adjacent Property, which will enable the PartnershipRegistrant to make up much of the lost rental revenue previously generated by Good Guys. A related party is also leasing approximately 8,100 square feet of retail space at a monthly rent of approximately $6,100 in the Sierra Property. See "Item 1. Description of Business."


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

     The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

     (b)  Reports on Form 8-K:

     On October 10, 2003, the PartnershipRegistrant filed a Current Report on Form 8-K with the Securities and Exchange Commission to report its receipt of consents from the holders of a majority of its outstanding Units to adopt the Amended LP Agreement.

     On December 17, 2003, the PartnershipRegistrant filed a Current Report on Form 8-K with the Securities and Exchange Commission to report its commencement of a Repurchase Program to redeem Units from all limited partners owning fewer than 100 Units.














                                     -33-
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The Managing General Partner has reappointed Imowitz, Koenig & Co., LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2004.

Audit Fees. The Partnership paid to Imowitz, Koenig & Co., LLP audit fees of approximately $14,647 and $24,054 for the years ended December 31, 2003 and 2002, respectively.

Audit Related Fees. The Partnership did not pay any audit related fees to Imowitz, Koenig & Co., LLP for the years ended December 31, 2003 and 2002.

Tax Fees. The Partnership paid to Imowitz, Koenig & Co., LLP fees for tax services of approximately $5,296 and $6,100 for the years ended December 31, 2003 and 2002, respectively.

Other Fees. The Partnership did not pay any other fees to Imowitz, Koenig & Co., LLP for the years ended December 31, 2003 and 2002.



















































                                     -34-
                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrantregistrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIGGEST LITTLE INVESTMENTS L.P.

By:  MAXUM LLC
     General Partner
                                                          Date

By:  /s/ Ben Farahi                                       March 26, 2004
     --------------
         Ben Farahi, Manager

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                    Title                   Date

     /s/ Ben Farahi             Manager of                March 26, 2004
     --------------         the General Partner
         Ben Farahi













































                                     -35-
                                EXHIBIT INDEX

                                                                  Page
Exhibit   Description                                             Number
-------   -----------                                             ------

2.        General and Limited Partner Interest Assignment
          Agreement, dated as of October 10, 2001, between
          Maxum LLC, Western Real Estate Investments, LLC,
          RAM Funding, Inc., Presidio AGP Corp., Presidio
          Capital Investment Company LLC, Presidio
          Partnership II Corp. and Bighorn Associates LLC
          (incorporated by reference to Exhibit 2.1 of the
          Partnership         Registrant's Current Report on Form 8-K dated
          January 25, 2002).

3.

  (A)     Certificate of Limited Partnership filed on August
          14, 1986 with the State of Delaware (incorporated by reference to Exhibit 3B to Pre-Effective
          Amendment No. 1 to Registration Statement filed by the PartnershipRegistrant with the Securities and Exchange
          Commission on May 14, 1987 (the "Pre-Effective
          Amendment")).

  (B) Amendment to Certificate of Limited Partnership filed on March 12, 1987 with the State of Delaware
          (incorporated by reference to the Pre-Effective
          Amendment).

  (C) Amendment to Certificate of Limited Partnership filed on May 7, 1987 with the State of Delaware
          (incorporated by reference to the Pre-Effective
          Amendment).

  (D) Amendment to Certificate of Limited Partnership filed on February 5, 1988 with the State of Delaware (incorporated by reference to Post-
          Effective Amendment No. 2 to Registration Statement filed by the PartnershipRegistrant with the Securities and Exchange Commission in 1988 ("Post-Effective
          Amendment No. 2")).

  (E)     Certificate of Amendment to Certificate of Limited
          Partnership dated as of January 1, 2002, filed on January 29, 2002 with the State of Delaware (incorporated by reference to Exhibit 3(e) to the PartnershipRegistrant's Form 10-
          KSB filed with the Securities and Exchange Commission on March 29, 2002 (the "2001 Form 10-KSB").

  (F)     Certificate of Amendment to Certificate of Limited
          Partnership filed on November 9, 2003 with the State of
          Delaware.  (F)     Second Amended and Restated Limited Partnership
          Agreement of Biggest Little Investments L.P. dated
          as of October 8, 2003 (incorporated by reference to
          a Current Report on Form 8-K filed with the Securities
          and Exchange Commission on October 9, 2003.

4.

  (A)     Second Amended and Restated Limited Partnership
          Agreement of the PartnershipRegistrant (incorporated by reference to Exhibit 4A to the PartnershipRegistrant's cCurrent rReport on fForm 8-K filed with the Securities and Exchange Commission on October 910,
          2003.




                                     -36-
  (BA)     Amended and Restated Agreement of Limited
          Partnership of the PartnershipRegistrant (incorporated by reference to Exhibit 3A to Post-Effective
          Amendment No. 2).

  (CB)     Amendment No. 1 to Amended and Restated Partnership
          Agreement dated as of June 1, 1988 (incorporated by reference to Exhibit 4(B) of the PartnershipRegistrant's
          Annual Report on Form 10-K for the fiscal year 1988
          (the "1988 10-K")).

  (DC)     Amendment No. 2 to Amended and Restated Partnership
          Agreement (incorporated by reference to Supplement
          No. 1 dated August 12, 1988 to the Prospectus filed by the PartnershipRegistrant with the Securities and Exchange
          Commission pursuant to Rules 424(b)(3) and 424(c) of the Securities Act of 1933).

  (ED)     Amendment to Amended and Restated Agreement of
          Limited Partnership dated as of January 1, 2002.
          (incorporated by reference to Exhibit 4(D) of the 2001 Form 10-KSB).

  (FE)     Amendment to Amended and Restated Agreement of
          Limited Partnership dated as of January 1, 2002
          (incorporated by reference to Exhibit 4(E) of the 2001 Form 10-KSB).

10.

  (AC)     Deed of Trust, Assignment of Rents, Fixture Filing
          and Security Agreement among High Cash Partners,
          L.P., Trustee; First Commercial Title, Inc.,
          Trustee; and Resources Accrued Mortgage Investors
          2, L.P., Beneficiary, dated February 10, 1989
          (incorporated by reference to Exhibit 10(a) to the
          Partnership         Registrant's Current Report on Form 8-K filed
          with the Securities and Exchange Commission dated
          February 13, 1989 (the "1989 Form 8-K").

  (BD)     Registered Note among High Cash Partners, L.P. and
          Resources Accrued Mortgage Investors 2, L.P., dated
          February 10, 1989 (incorporated by reference to
          Exhibit 10(b) to the 1989 Form 8-K).

  (CE)     Assignment of Leases and Rents among High Cash
          Partners, L.P. and Resources Accrued Mortgage
          Investors 2, L.P., dated February 10, 1989
          (incorporated by reference to Exhibit 10(c) to the 1989 Form 8-K).

  (DF)     Modification Agreement, dated as of December 21,
          2000, between High Cash Partners, L.P. and
          Resources Accrued Mortgage Investors 2, L.P.
          (incorporated by reference to Exhibit 10 to the
          Partnership         Registrant's Current Report on Form 8-K filed
          with the Securities and Exchange Commission dated
          February 9, 2001).

31. Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32. Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.





                                     -37-
                                                                  Exhibit 3(F)

                           CERTIFICATE OF AMENDMENT

                                      TO

                      CERTIFICATE OF LIMITED PARTNERSHIP

                                      OF


                 RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.

     Resources Accrued Mortgage Investors 2, L.P. (hereinafter called the "partnership"), a limited partnership organized under the Delaware Revised Uniform Limited Partnership Act (the "Act"), for the purpose of amending Certificate of Limited Partnership filed with the office of the Secretary of State of Delaware on August 14, 1986, hereby certifies that:

     1. The name of the limited partnership is Resources Accrued Mortgage Investors 2, L.P.

     2. Pursuant to provisions of Section 17-202, Title 6, Delaware Code, the Certificate of Limited Partnership is amended as follows:

     To change the name of the partnership to BIGGEST LITTLE INVESTMENTS L.P.


     The undersigned, a general partner of the partnership, executed this Certificate of Amendment on October 9, 2003.

                                       MAXUM LLC
                                       General Partner

                                       By:  /s/ Ben Farahi
                                            --------------
                                                Ben Farahi, Manager

































                                     -38-
                                                                    EXHIBIT 31

   CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ben Farahi, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Biggest Little Investments L.P.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrantregistrant as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrantregistrant and I have:

         a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed, under my supervision, to ensure that material information relating to the
            Registrant           registrant is made known to me, particularly
      during the period in
            which this annual report is being prepared:

         b) evaluated the effectiveness of the Registrantregistrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

         c) disclosed in this annual report any change in the
      Registrantregistrant's
            internal control over financial reporting that occurred during the
            Registrant           registrant's most recent fiscal year that has
      materially
            affected, or is reasonably likely to materially affect, the Registrantregistrant's internal control over financial reporting;
      and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting to the Registrantregistrant's auditors and the audit committee of Registrantregistrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the
      Registrantregistrant's
            ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the
      Registrantregistrant's
            internal control over financial reporting.



                                          /s/ Ben Farahi
                                          --------------
                                              Ben Farahi
                                              Manager of the General Partner

                                              Date: 3/26/04





                                     -39-
                                                                    Exhibit 32

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Biggest Little Investments L.P. (the "Partnership"), on Form 10-KSB for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:  March 26, 2004          /s/ Ben Farahi
                               --------------
                                   Ben Farahi,
                                   Manager of the General Partner

















































                                     -40-