Form 10QSB
period 2004-03-31
BIGGEST LITTLE INVESTMENTS LP
filed 2004-05-12
CIK 804671

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO______.

                         Commission File No. 0-16856

                       BIGGEST LITTLE INVESTMENTS L.P.
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





















                       PART I ? FINANCIAL INFORMATION

ITEM 1 ? FINANCIAL STATEMENTS

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS

                                                MARCH 31,        DECEMBER 31,
                                                  2004               2003
                                              (UNAUDITED)
                                              ------------       ------------
ASSETS

  Real estate, net............................ $14,937,058       $14,688,991
  Cash and cash equivalents...................   3,945,491         4,118,298
  Tenant receivables, net.....................     131,349            92,696
  Prepaid expense.............................      12,000                -
                                               -----------       -----------
     Total assets............................. $19,025,898       $18,899,985
                                               ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

     Accounts payable and accrued expenses.... $   270,607       $    48,578
     Rent prepaid.............................       3,864            11,844
     Tenant deposits..........................      56,830            56,830
                                               -----------       -----------
  Total liabilities........................... $   331,301       $   117,252
                                               -----------       -----------

  Commitments and contingencies

     Partners' equity

     Limited partners' equity (183,175 and
       187,919 units issued and outstanding
       at March 31, 2004 and December 31, 2003,
       respectively).......................... $18,218,255       $18,313,201
     General partner?s equity.................     476,342           469,532
                                               -----------       -----------
  Total partners' equity......................  18,694,597        18,782,733
                                               -----------       -----------
Total liabilities and partners' equity........ $19,025,898       $18,899,985
                                               ===========       ===========


The accompanying Notes to the Financial Statements are an integral part of these statements.

                      BIGGEST LITTLE INVESTMENTS L.P.
                      STATEMENTS OF INCOME (UNAUDITED)


                                                   FOR THE THREE MONTHS ENDED
                                                   --------------------------
                                                     MARCH 31,     MARCH 31,
                                                       2004          2003
                                                   ------------  ------------
Revenues

  Rental income.................................... $   568,966   $   239,697
  Interest income on mortgage loan.................          -        643,330
  Interest and other income........................      12,306         8,941
                                                    -----------   -----------
     Total revenues................................     581,272       891,968
                                                    -----------   -----------
Costs and expenses

  Operating expenses...............................     173,807        73,182
  General and administrative.......................       4,403        63,401
  Depreciation and amortization....................      97,307        35,743
  Property management fees.........................      33,347        14,382
                                                    -----------   -----------
     Total costs and expenses......................     308,864       186,708
                                                    -----------   -----------
  Net income....................................... $   272,408   $   705,260
                                                    ===========   ===========



Net income attributable to:

  Limited partners................................. $   265,598   $   687,628

  General partner..................................       6,810        17,632
                                                    -----------   -----------
                                                    $   272,408   $   705,260
                                                    ===========   ===========

Net income per unit of limited partnership
  interest (183,175 and 187,919 units outstanding
  at March 31, 2004 and March 31, 2003,
  respectively).................................... $      1.45   $      3.66
                                                    ===========   ===========



The accompanying Notes to the Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                              Limited        General        Total
                             Partners'      Partner?s      Partners'
                              Equity         Equity         Equity
                            -----------    -----------    -----------
Balance ? January 1, 2004   $18,313,201    $   469,532    $18,782,733

  Net Income                    265,598          6,810        272,408
  Limited partnership unit
   redemption                  (360,544)            -        (360,544)
                            -----------    -----------    -----------
Balance ? March 31, 2004    $18,218,255    $   476,342    $18,694,597
                            ===========    ===========    ===========





The accompanying Notes to the Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                   FOR THE THREE MONTHS ENDED
                                                   --------------------------
                                                     MARCH 31,     MARCH 31,
                                                       2004          2003
                                                   ------------  ------------
Cash flows from operating activities

Net income......................................... $   272,408   $   705,260

  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization.................      97,307        35,743
     Increase in receivables, net..................     (38,653)     (261,808)
     Increase in prepaid expenses..................     (12,000)           -
     Increase (decrease) in accounts payable and
       accrued expenses............................     214,049       103,239
                                                    -----------   -----------
    Net cash provided by operating activities......     533,111       582,434
                                                    -----------   -----------
Cash flows from investing activities

  Cash used for capital improvements...............    (345,374)           -
                                                    -----------   -----------
    Cash used in investing activities..............    (345,374)           -

Cash flows from financing activities

  Payment for deed in lieu of foreclosure..........          -        (13,516)
  Cash used for redemption of limited partnership
   units...........................................    (360,544)           -
                                                    -----------   -----------
    Cash used in financing activities .............    (360,544)      (13,516)
                                                    -----------   -----------

Net (decrease) increase in cash and cash
  equivalents......................................    (172,807)      568,918

Cash and cash equivalents, beginning of period.....   4,118,298     2,182,922
                                                    -----------   -----------
Cash and cash equivalents, end of period........... $ 3,945,491   $ 2,751,840
                                                    ===========   ===========

Supplemental disclosure of non-cash investing activity:

  Mortgage loan converted through foreclosure into real estate in March 2003.


The accompanying Notes to the Financial Statements are an integral part of these statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 ? INTERIM FINANCIAL INFORMATION

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Biggest Little Investments L.P. (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31, 2003. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2003 was derived from audited financial statements at such date.

     The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

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

Net Income Per Unit of Limited Partnership Interest

     Net income per unit of limited partnership interest (each individually, a "Unit" and, together, the "Units") is computed based upon the number of units outstanding (183,175 at March 31, 2004; 187,919 at March 31, 2003) during the year.

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


NOTE 3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     Effective January 1, 2002, Maxum LLC, a Nevada limited liability company ("Maxum" or the "General Partner"), acquired the associate and general partnership interests of the Partnership previously held by Presidio AGP Corp. ("Presidio") and RAM Funding, Inc. ("RAM Funding"), respectively, pursuant to the General and Limited Partner Interest Assignment Agreement (the "Assignment Agreement"), dated as of October 10, 2001, between the General Partner, Western Real Estate Investments, LLC, a Nevada limited liability company and an affiliate of the General Partner ("Western"), RAM Funding and Presidio AGP as well as Presidio Capital Investment Company LLC, Presidio Partnership II Corp. and Bighorn Associates LLC, each of which is affiliated with RAM Funding and Presidio AGP Corp. and was a limited partner of the Partnership prior to

January 1, 2002 (the "Former LPs"). Also pursuant to the Assignment Agreement, as of January 1, 2002, Western purchased all of the Units of limited partnership interest in the Partnership owned by the Former LPs ("Former LP Units"). However, the Former LPs reserved their rights to the proceeds from the settlement of a class action litigation which was subsequently settled. Also during 2002, affiliates of Maxum acquired 10,389 Units of limited partnership interest on the open market. Another affiliate of Maxum acquired 9,703 Units of limited partnership interest via a tender offer. In 2003, affiliates of Maxum acquired 12,339 Units via a tender offer. Another affiliate of Maxum acquired 407 Units in 2003 from several limited partners in a series of private transactions. The Partnership redeemed and subsequently retired 4,744 Units via a repurchase program that terminated on March 10, 2004. Accordingly, as of March 31, 2004, affiliates of Maxum owned 90,577 Units, which represented 49.4% of the issued and outstanding Units of the Partnership at such date.

     An affiliate of the General Partner controls the property next to the Sierra Property (the "Adjacent Property") (see Note 4 below). The General Partner, with its affiliate, intends to demolish and rebuild some parts and remodel and renovate other parts, of the Sierra Property (the "Renovation") in an attempt to create synergy if possible to improve the financial viability of the Sierra Property and the Adjacent Property. As part of the Renovation, the portion of the shopping center previously occupied by Good Guys, a former anchor tenant of the Sierra Property whose lease expired on November 30, 2003, was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property. The Partnership took an impairment charge in 2003 on the portion of the building of the Sierra Property that was demolished. The driveway will be shared by, and provide a connection between, both properties. The portion of the Sierra Property that was demolished will be leased to the owner of the Adjacent Property commencing in 2004, which will enable the Partnership to make up much of the lost rental revenue previously generated by Good Guys.
The Partnership anticipates the driveway portion of the Renovation to be completed in the third quarter of 2004, at which time the Adjacent Property is expected to begin leasing its space. The Partnership has developped a master plan for renovation and repositioning of the Sierra Property. As part of the master plan, the Partnership is studying the possibility of adding residential use to the Renovation. The Partnership has begun marketing the soon-to-be renovated Sierra Property to potential tenants.

     An entity affiliated with the General Partner began leasing space at the Sierra Property from the previous owner in March 1992 and currently leases approximately 8,100 square feet of retail space at the Sierra Property at a monthly rent of approximately $6,100.

     The General Partner oversees the management of the Sierra Property. The Partnership's General Partner received $33,347 for the three months ended March 31, 2004 for such management services. Also, pursuant to the Partnership's Second Amended and Restated Agreement of Limited Partnership, the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including without limitation the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, for the three months ended March 31, 2004, the General Partner was allocated $6,810 of income.

     No distributions were made for the fiscal quarter ended March 31, 2004.

NOTE 4 - INVESTMENTS IN MORTGAGE LOAN

     The Partnership originally invested in zero-coupon, nonrecourse senior and junior mortgage loans. Collection of the amounts due on the Partnership's mortgage loans was solely dependent upon the sale or refinancing of the underlying properties at amounts sufficient to satisfy the Partnership's mortgage notes after payment of the senior mortgage notes owned by unaffiliated third parties.

     The Partnership had no outstanding mortgage loans on March 31, 2004.

     The Partnership's last remaining mortgage note (the ?Sierra Loan?) contained a provision which required the borrower to provide current appraisals based upon certain conditions or in some cases upon request.

     On March 3, 2003, the Partnership acquired the deed to the Sierra Property in lieu of foreclosing on the Sierra Loan.


NOTE 5. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                March 31, 2004     December 31, 2003
                                --------------     -----------------
Land...........................  $ 3,198,574           $ 3,198,574
Building and improvements......   13,281,405            12,936,031
                                --------------     -----------------
                                  16,479,979            16,134,605
Accumulated depreciation.......     (443,392)             (346,085)
Provision for impairment.......   (1,108,134)           (1,108,134)
                                --------------     -----------------
                                  14,928,453            14,680,386
Construction in progress.......        8,605                 8,605
                                --------------     -----------------
                                 $14,937,058           $14,688,991
                                ==============     =================

     The land, buildings and improvements that constitute the Partnership's fixed assets were acquired from High Cash in lieu of foreclosure on a mortgage note receivable to the Partnership from High Cash, which was collateralized by such fixed assets.

ITEM 2 ? MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Events

     On December 17, 2003, the Partnership commenced a program (the "Repurchase Program") to redeem Units from all limited partners owning fewer than 100 Units at a price of $76 per Unit in cash. Units held in employee benefit plans were not eligible for the Repurchase Program. The Partnership believed that this was an appropriate time to make this liquidity feature available to many of the limited partners. The Repurchase Program was originally scheduled to terminate on January 27, 2004. On January 21, 2004, the Repurchase Program was extended until March 10, 2004, and terminated on such date. The Partnership acquired 4,744 Units as a result of the Repurchase Program and subsequently retired all 4,744 Units.

     On October 8, 2003, the Partnership received consents from the holders of a majority of its outstanding Units to adopt the Partnership's Second Amended and Restated Agreement of Limited Partnership (the "Amended LP Agreement"). Pursuant to the Amended LP Agreement, the Partnership was renamed "Biggest Little Investments L.P." In addition, the Amended LP Agreement provides the Partnership with the ability to leverage its property in an effort to increase the value of the Partnership, to purchase additional real estate for investment and/or development and to make or acquire additional mortgage loans or short-term loans, as well as to reinvest operating income and proceeds from the sale or refinancing of its properties or the disposition of its mortgage loans. Finally, the Amended LP Agreement permits the Partnership to repurchase Units from the limited partners.

     On March 3, 2003, the Partnership acquired the deed to the Sierra Property, a community shopping center commonly known as Sierra Marketplace located at South Virginia Street and East Moana Lane in Reno, Nevada from High Cash Partners, L.P., a public limited partnership ("High Cash"). The Partnership acquired the Sierra Property in lieu of foreclosure under the terms of the mortgage loan modification agreement between the Partnership and

High Cash which became effective on January 31, 2001 (the "Sierra Loan Modification Agreement"). Prior to the Partnership's acquisition of the Sierra Property, the Sierra Property secured the last remaining of several zero coupon first and junior mortgage loans in which the Partnership initially invested the net proceeds of its 1988 initial public offering (the "Mortgage Loans"). At March 3, 2003, the date when the Partnership acquired the Sierra Property in lieu of foreclosure, the contractual balance of principal and accrued interest on the Sierra Loan was $27,455,752 and the Partnership had a carrying value in the loan of $15,979,355.

     One of the Sierra Property's anchor tenants, Good Guys, occupied 16,961 square feet, representing approximately 7.5%, of the Sierra Property's leasable space. The Good Guys' lease terminated on November 30, 2003 and the option to extend the lease was not exercised by the lessee. In an effort to maximize the financial viability of the Sierra Property, the Partnership intends to demolish and rebuild part of the Sierra Property, and remodel and renovate other parts of the Sierra Property in an attempt to create synergies between the Sierra Property and the Adjacent Property controlled by an affiliate of the General Partner. As part of the Renovation, the portion of the Sierra Property previously occupied by Good Guys has been demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property. The Partnership took an impairment charge in 2003 on the portion of the building of the Sierra Property that was to be demolished for this purpose. The driveway will be shared by, and provide a connection between, both properties. In January 2004, the Adjacent Property entered into a lease with the Partnership for a 37,368 square foot section of the Sierra Property (including the portion of the Sierra Property that was demolished). The lease will take effect upon the completion of the work on the driveway and will have a minimum lease term of 15 years at a monthly rent of $25,000, subject to increase every 60 months based on the Consumer Price Index. The Adjacent Property will also use part of the common area of the Sierra Property and will pay its proportionate share of the common area expense of the Sierra Property. The Adjacent Property has the option to renew the lease for three five-year terms, and at the end of the extension period, will have the option to purchase the leased section of the Sierra Property at a price to be determined based on a MAI Appraisal. The leased space will provide pedestrian and vehicle access to the Adjacent Property, and the Adjacent Property will have use of a portion of the parking spaces at the Sierra Property. The Adjacent Property is responsible for two thirds of the construction costs of this phase of the Renovation, up to a maximum of $1.2 million. During the first quarter of 2004, the Partnership has demolished the portion of the building previously occupied by Good Guys, completed design of the new driveway, began installation of a traffic signal at the entrance to the Sierra Property where the new driveway will be located and began preliminary work on the actual driveway. The Partnership anticipates the driveway portion of the Renovation will be completed in the third quarter of 2004 at which time the Adjacent Property is expected to begin leasing its space at the Sierra Property. Leasing this portion of the Sierra Property to the Adjacent Property will make up much of the lost rental revenue to the Partnership previously generated by Good Guys.

     The Partnership is completing a design to renovate approximately 25,000 square feet of the Sierra Property beginning in spring 2004. The cost estimate for this phase of renovation is approximately $2,000,000 and will be paid from the Partnership's working capital. The Partnership's ultimate goal is to create an entertainment complex that will be more pedestrian friendly and to lure tenants that offer entertainment type products and services. The Partnership has developped a master plan for renovation and repositioning of the Sierra Property. As part of the master plan, the Partnership is studying the possibility of adding residential use to the Renovation. The Partnership has begun marketing the soon-to-be renovated Sierra Property to new potential tenants.

Background

     The Partnership originally invested 100% of the non-returned portion of its 1988 initial public offering in four Mortgage Loans, none of which was still outstanding at March 31, 2004. In June 1992, the senior mortgage lender on one of the Partnership's investments, the Promenade Loan, foreclosed on the property securing its loan and the Partnership lost its entire investment. During 1999, the Partnership received proceeds in settlement of its loans to Harborista Associates, L.P. and Twin Oak Plaza Associates. As of December 31, 2002, the Partnership had one remaining investment in a Mortgage Loan (the "Sierra Loan") issued on February 10, 1989 in the amount of $6,500,000 to High Cash. The total amount, including fees, allocated to the Sierra Loan from the gross proceeds of the Partnership's initial public offering was $7,715,134 including payment of a mortgage placement fee of $385,757. Commencing on March 1, 2001, the Partnership began receiving interest payments on the Sierra Loan, which payments represented 16% of the Partnership's 2002 revenue. On March 3, 2003, the Partnership acquired the deed to the Sierra Property, which secured the Sierra Loan in lieu of foreclosing on the Sierra Loan. The Sierra Property consists of approximately 213,000 square feet of net rentable area, as adjusted, and occupies 18.67 acres, consisting of two main buildings and two anchor tenant buildings with surface parking for approximately 1,184 automobiles.

Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents decreased by $172,807 to $3,945,491 during the three months ended March 31, 2004 as compared to December 31, 2003. The decrease is due to cash used for capital improvements at the Sierra Property (investing activities) and for the redemption of limited partnership units (financing activities) pursuant to the Partnership?s unit repurchase program that expired on March 10, 2004. These uses of cash were partially offset by net cash provided by operating activities. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. The Partnership does not anticipate making any distributions of net cash provided by operating activities in the near future.

     On December 17, 2003, the Partnership commenced the Repurchase Program to redeem Units from all limited partners owning fewer than 100 Units at a price of $76 per Unit in cash. On January 21, 2004, the Repurchase Program was extended until March 10, 2004, and terminated on such date. The Partnership acquired 4,744 Units as a result of the Repurchase Program and subsequently retired all 4,744 Units.

     As part of the Renovation during the first quarter of 2004, the Partnership demolished the portion of the building previously occupied by Good Guys, completed design of the new driveway, began installation of a traffic signal at the entrance to the Sierra Property where the new driveway will be located and began preliminary work on the actual driveway.

     None of the recently issued accounting standards had an effect on the Partnership?s financial statements.

Real Estate Market

     The Partnership's sole fixed asset as of March 31, 2004 is the Sierra Property, which is currently in need of several new tenants. There has been substantial development of retail space in the Reno area over the past few years especially in close vicinity to the Sierra Property which has created substantial competition for the Sierra Property. Also in the past few years, the Sierra Property has lost two of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms; one of the spaces is currently being leased on a short-term basis at a substantially reduced rental rate. The second space was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property, and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property commencing in 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by Good Guys. The remaining anchor tenant's original lease expires in August 2008. The Partnership has taken legal action to collect from the tenant as it is currently in default of its obligation in payment of common area charges and other covenants of its lease.

     There can be no assurances that the Partnership's plan to improve the Sierra Property's occupancy will be successful.

Results of Operations

Comparison of operating results for the three month periods ended March 31, 2004 and 2003.

     Net income decreased by $432,852 to $272,408 for the three-month period ended March 31, 2004 as compared to 2003. Revenues decreased by $310,696 to $581,272 for the quarter ended March 31, 2004 as compared to the same period in 2003. The decreases in net income and revenues are due primarily to the fact the Partnership now owns the Sierra Property and receives rental income rather than the interest income it earned as the holder of the Sierra Loan, the mortgage loan secured by the Sierra Property. During the first quarter of 2003, the Partnership received $643,330 of cash flow applied to interest income from the Sierra Loan which it did not receive in the first quarter of 2004. In addition, three tenants at the Sierra Property, previously occupying approximately 18,225 square feet, vacated their premises during the first quarter of 2004, which significantly reduced the Partnership?s rental income during the quarter.

     Costs and expenses increased by $122,156 for the three month period ended March 31, 2004, as compared to the same period in the prior year. The increase was due to operating, depreciation and property management expenses of the Sierra Property in the first quarter of 2004 that the Partnership only incurred during one month of the first quarter ended March 31, 2003.

Critical Accounting Policies

     The Partnership's only significant critical accounting policy relates to the evaluation of the fair value of real estate. The Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term and long-term needs of the Partnership, except that the Partnership may need to obtain financing for the later phases of its planned Renovation of the Sierra Property.

Quantitative and Qualitative Disclosures about Market Risk

     The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Partnership has no loans outstanding.

ITEM 3 - CONTROLS AND PROCEDURES

     As of the end of the period covered by this quarterly report on Form 10-QSB, an evaluation was carried out under the supervision and with the participation of the manager of the General Partner of the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's manager has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of the Partnership's fiscal year ending December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


                          PART II ? OTHER INFORMATION

ITEM 6 ? EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.

    32  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.

(b) Reports on Form 8-K

     On January 21, 2004, the Partnership filed a Current Report on Form 8-K with the Securities and Exchange Commission to report it had extended the termination date to March 10, 2004 of the Repurchase Program to redeem Units from all limited partners owning fewer than 100 Units at a price of $76 per Unit in cash.

     On March 25, 2004, the Partnership filed a Current Report on Form 8-K with the Securities and Exchange Commission to report that the Repurchase Program terminated on March 10, 2004 and the Partnership redeemed 4,744 Units, each of which was retired.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            BIGGEST LITTLE INVESTMENTS L.P.

                            BY: MAXUM LLC
                            Its General Partner


                            BY:     /S/ BEN FARAHI
                                    -------------------
                                    Ben Farahi, Manager

                            DATE:   05/11/2004

                                                                  EXHIBIT 31.1

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ben Farahi, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Biggest Little Investments L.P.;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and I have:

         a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed, under my supervision, to ensure that material information relating to the Registrant is made known to me, particularly during the period in which this quarterly report is being prepared:

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

         c) disclosed in this quarterly report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

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

                                /s/ Ben Farahi
                                --------------
                                    Ben Farahi
                                    Manager of the General Partner

                                    Date: 5/11/04

                                                                  EXHIBIT 32

                      BIGGEST LITTLE INVESTMENTS L.P.
                        FORM 10-QSB MARCH 31, 2004

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Biggest Little Investments L.P. (the "Partnership") on Form 10-QSB for the fiscal quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:  May 11, 2004

    /s/ BEN FARAHI
    --------------
        Ben Farahi
        Manager of the General Partner