Form 10QSB
period 2004-09-30
BIGGEST LITTLE INVESTMENTS LP
filed 2004-11-12
CIK 804671

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2004


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





















                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS

                                              SEPTEMBER 30,      DECEMBER 31,
                                                  2004               2003
                                              (UNAUDITED)
                                              ------------       ------------
ASSETS

  Real estate, net............................ $15,137,158       $14,688,991
  Cash and cash equivalents...................   4,189,846         4,118,298
  Tenant receivables, net.....................     146,887            92,696
  Construction receivables, net...............     474,687                -
                                               -----------       -----------
     Total assets............................. $19,948,578       $18,899,985
                                               ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

     Accounts payable and accrued expenses.... $   656,362       $    48,578
     Rent prepaid.............................       5,348            11,844
     Tenant deposits..........................      47,316            56,830
                                               -----------       -----------
  Total liabilities...........................     709,026           117,252
                                               -----------       -----------

  Commitments and contingencies

     Partners' equity

     Limited partners' equity (183,175 and
       187,919 units issued and outstanding
       at September 30, 2004 and December 31,
       2003, respectively)....................  18,749,586        18,313,201
     General partner's equity.................     489,966           469,532
                                               -----------       -----------
  Total partners' equity......................  19,239,552        18,782,733
                                               -----------       -----------
Total liabilities and partners' equity........ $19,948,578       $18,899,985
                                               ===========       ===========


The accompanying Notes to the Financial Statements are an integral part of these statements.

                      BIGGEST LITTLE INVESTMENTS L.P.
                      STATEMENTS OF INCOME (UNAUDITED)


                                   FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                            --------------------------  -------------------------
                                                2004          2003         2004           2003
                                            ------------  ------------  ----------    -----------
Revenues

  Rental income............................ $  441,876    $  680,696     $1,510,819    $1,579,538
  Interest income on mortgage loan.........         -             -              -        643,330
  Interest and other income................     13,302         9,194         35,490        27,592
                                            -----------   -----------    ----------    ----------
     Total revenues........................    455,178       689,890      1,546,309     2,250,460
                                            -----------   -----------    ----------    ----------
Costs and expenses

  Operating expenses.......................     53,608        93,576        281,824       248,395
  General and administrative...............     29,518        94,429         65,116       182,506
  Depreciation and amortization............     97,658       107,441        292,272       250,414
  Property management fees.................     26,888        41,899         89,734       100,069
  Provision for impairment.................         -      1,108,134             -      1,108,134
                                            -----------   -----------    ----------    ----------
     Total costs and expenses..............    207,672     1,445,479        728,946     1,889,518
                                            -----------   -----------    ----------    ----------
  Net income............................... $  247,506    $ (755,589)    $  817,363    $  360,942
                                            ===========   ===========    ==========    ==========



Net income attributable to:

  Limited partners......................... $  241,318    $ (736,699)    $  796,929    $  351,918

  General partners.........................      6,188       (18,890)        20,434         9,024
                                            -----------   -----------    ----------    ----------
                                            $  247,506    $ (755,589)   $  817,363    $  360,942
                                            ===========   ===========    ==========    ==========

Net income per unit of limited partnership
  interest (183,175 and 187,919 units
  outstanding at September 30, 2004 and
  2003, respectively)...................... $     1.32    $   (3.92)     $     4.35    $     1.87
                                            ==========    ==========     ==========    ==========



The accompanying Notes to the Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                               Limited        General        Total
                              Partners'      Partner's      Partners'
                               Equity         Equity         Equity
                             -----------    -----------    -----------
Balance - January 1, 2004    $18,313,201    $   469,532    $18,782,733

  Net Income                     796,929         20,434        817,363
  Limited partnership unit
   redemption                   (360,544)            -        (360,544)
                             -----------    -----------    -----------
Balance - September 30, 2004 $18,749,586    $   489,966    $19,239,552
                             ===========    ===========    ===========





The accompanying Notes to the Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                    FOR THE NINE MONTHS ENDED
                                                   --------------------------
                                                   September 30, September 30,
                                                       2004          2003
                                                   ------------  ------------
Cash flows from operating activities

Net income......................................... $   817,363   $   360,942

  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization.................     292,272       250,414
     Increase in tenant receivables................     (54,191)     (216,421)
     Increase in construction receivables..........    (474,687)           -
     Increase (decrease) in accounts payable,
       accrued expenses, and other liabilities.....     591,774       157,019
     Loss on impairment............................          -      1,108,134
                                                    -----------   -----------
    Net cash provided by operating activities......   1,172,531     1,660,088
                                                    -----------   -----------
Cash flows from investing activities

    Cash used for capital improvements.............    (740,439)      (73,033)
                                                    -----------   -----------
    Cash used in investing activities..............    (740,439)      (73,033)
                                                    -----------   -----------
Cash flows from financing activities

  Cash used for payment for deed in lieu of
    foreclosure....................................          -        (13,516)
  Cash used for redemption of limited partnership
    units..........................................    (360,544)           -
                                                    -----------   -----------
    Cash used in financing activities .............    (360,544)      (13,516)
                                                    -----------   -----------

Net increase in cash and cash equivalents                71,548    1,573,539

Cash and cash equivalents, beginning of period.....   4,118,298     2,182,922
                                                    -----------   -----------
Cash and cash equivalents, end of period........... $ 4,189,846   $ 3,756,461
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

     The results of operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.


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

Property and Provision for Impairment

     Property is stated at cost, less accumulated depreciation. Since acquisition, property has been depreciated principally on a straight line basis over the estimated service lives as follows:

     Land improvements ...........   5 years
     Site work ...................  15 years
     Buildings ...................  30 years
     Building improvements ...... 5-30 years

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

Fair Value of Financial Instruments

     The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Partnership's financial instruments included cash and cash equivalents during the third quarters of 2004 and 2003. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded value.

Net Income Per Unit of Limited Partnership Interest

     Net income per unit of limited partnership interest (each individually, a "Unit" and, together, the "Units") is computed based upon the number of units outstanding (183,175 at September 30, 2004; 187,919 at September 30, 2003) during the year.

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

NOTE 3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     Effective January 1, 2002, Maxum LLC, a Nevada limited liability company ("Maxum" or the "General Partner"), acquired the associate and general partnership interests of the Partnership previously held by Presidio AGP Corp. ("Presidio") and RAM Funding, Inc. ("RAM Funding"), respectively, pursuant to the General and Limited Partner Interest Assignment Agreement (the "Assignment Agreement"), dated as of October 10, 2001, between the General Partner, Western Real Estate Investments, LLC, a Nevada limited liability company and an affiliate of the General Partner ("Western"), RAM Funding and Presidio AGP as well as Presidio Capital Investment Company LLC, Presidio Partnership II Corp. and Bighorn Associates LLC, each of which is affiliated with RAM Funding and Presidio AGP Corp. and was a limited partner of the Partnership prior to January 1, 2002 (the "Former LPs"). Also pursuant to the Assignment Agreement, as of January 1, 2002, Western purchased all of the Units of limited partnership interest in the Partnership owned by the Former LPs ("Former LP Units"). However, the Former LPs reserved their rights to the proceeds from the settlement of a class action litigation which was subsequently settled. Also during 2002, affiliates of Maxum acquired 10,389 Units of limited partnership interest on the open market. Another affiliate of Maxum acquired 9,703 Units of limited partnership interest via a tender offer. In 2003, affiliates of Maxum acquired 12,339 Units via a tender offer. Another affiliate of Maxum acquired 407 Units in 2003 from several limited partners in a series of private transactions. The Partnership redeemed and subsequently retired 4,744 Units via a repurchase program that terminated on March 10, 2004. On May 28, 2004, Western purchased 140 Units in a private transaction. On August 17, 2004, Western purchased an additional 52 Units in a series of private transactions, and on September 20, 2004, Western purchased an additional 67 Units in a private transaction. Accordingly, as of September 30, 2004, affiliates of Maxum owned 90,836 Units, which represented 49.6% of the issued and outstanding Units of the Partnership at such date.

     An affiliate of the General Partner controls the property next to the Sierra Property (the "Adjacent Property") (see Note 4 below). The General Partner, with its affiliate, intends to demolish and rebuild some parts and remodel and renovate other parts, of the Sierra Property (the "Renovation") in an attempt to create synergy if possible to improve the financial viability of the Sierra Property and the Adjacent Property. As part of the Renovation, the portion of the shopping center previously occupied by Good Guys, a former anchor tenant of the Sierra Property whose lease expired on November 30, 2003, was demolished, and, in its place, a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property was constructed and made operational on September 30, 2004. The Partnership took an impairment charge in 2003 on the portion of the building of the Sierra Property that was demolished. The driveway is being shared by, and provides a connection between, both properties. The portion of the Sierra Property that was demolished is now being leased to the owner of the Adjacent Property effective September 30, 2004, which enables the Partnership to make up much of the lost rental revenue previously generated by Good Guys. As part of its lease agreement with the Partnership, the Adjacent Property is responsible for two thirds of the construction costs of this first phase of the Renovation, up to a maximum of $1.2 million. Accordingly, the Adjacent Property was billed and has paid the Partnership approximately $872,000. The Partnership has billed the Adjacent Property an approximately additional $434,000 for the remainder of the construction costs of this first phase. Due to various upgrades, the cost of the Renovation exceeded $1.8 million by approximately $200,000, therefore the Partnership is negotiating with the Adjacent Property to collect up to two thirds of the excess. The Partnership has developed a master plan for renovation and repositioning of the Sierra Property. As part of the master plan, the Partnership is studying the possibility of adding residential use to the Renovation. The Partnership has begun marketing the soon-to-be renovated Sierra Property to potential tenants.

     The Adjacent Property began leasing space at the Sierra Property from the previous owner in March 1992 and currently leases, in addition to the driveway, approximately 8,100 square feet of retail space at the Sierra Property at a monthly rent of approximately $6,100 plus common area expenses.

Compensation of the General Partner

     The General Partner oversees the management of the Sierra Property. The Partnership's General Partner received $26,888 and $41,899 for the three months ended September 30, 2004 and 2003, respectively, for such management services. Also, pursuant to the Partnership's Second Amended and Restated Agreement of Limited Partnership (the "Amended LP Agreement"), the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including without limitation the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, for the three months ended September 30, 2004 and 2003, the General Partner was allocated $6,188 and a loss of $18,890 of income, respectively. Also pursuant to the Amended LP Agreement, the General Partner shall receive mortgage placement fees for services rendered in connection with the Partnership's mortgage loans. These fees may not exceed such compensation customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographical location for comparable mortgage loans. The General Partner is entitled to certain fees for compensation of services rendered; these include acquisition fees in an amount equal to 2% of the price of such acquired fixed assets, refinancing fees equal to the lesser of 1% of the refinancing proceeds of the related fixed asset or fees which are competitive for similar services in the geographical area where the fixed asset is located, development fees equal to 10% of the total development cost, construction fees equal to 10% of the total cost of development of a fixed asset of the Partnership, and guarantee fees for any guarantees the General Partner may provide in order for the Partnership to secure indebtedness for a fee that is competitive with guarantee fees of similar nature. The General Partner may also be compensated for property management services in amounts to be equal to the lesser of (a) fees which are competitive for similar services in the same geographical area or (b)(i) 5% of the gross revenues with respect to residential properties or
(ii) 6% of revenues with respect to industrial and commercial properties or
(iii) 1% of gross revenues with respect to industrial and commercial properties which are leased on a long-term net basis (except for a one-time initial leasing fee of 3% of gross revenues). The General Partner may also receive real estate commissions from the Partnership for real estate brokerage services for properties acquired upon foreclosure of mortgage loans or fixed assets of the Partnership, the fees for which shall not exceed the lesser of
(i) a percentage of the gross sales price of a fixed asset of the Partnership equal to one-half of brokerage fees which are customary, competitive and reasonable or (ii) 3% of the gross sales price of such fixed asset. Insurance commissions may also be paid to insurance agencies affiliated with the General Partner so long as conditions to the General Partner's purchase of insurance brokerage services from an affiliate are met.

     For the fiscal quarter ended September 30, 2004, the General Partner earned approximately $65,732 in development fees, which has been capitalized as a cost of the building and improvements.


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


     The Partnership had no outstanding mortgage loans on September 30, 2004.

     On March 3, 2003, the Partnership acquired the deed to the Sierra Property in lieu of foreclosing on the Sierra Loan.


NOTE 5. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                September 30, 2004      December 31, 2003
                                ------------------     -----------------
Land...........................    $ 3,198,574            $ 3,198,574
Building and improvements......     13,685,075             12,806,680
                                ------------------     -----------------
                                    16,883,649             16,005,254
Accumulated depreciation.......       (638,357)              (346,085)
Provision for impairment.......     (1,108,134)            (1,108,134)
                                ------------------     -----------------
                                    15,137,156             14,551,035
Construction in progress.......             -                 137,956
                                ------------------     -----------------
                                   $15,137,156            $14,688,991
                                ==================     =================

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

Recent Events

     On October 14, 2004, the Partnership commenced a program (the "Current Repurchase Program") to redeem Units from all limited partners owning fewer than 100 Units at a price of $69 per Unit in cash. Units held in employee benefit plans are not eligible for the Current Repurchase Program. The Partnership believes that this is an appropriate time to make this liquidity feature available to many of the limited partners. The Current Repurchase Program is scheduled to terminate on November 18, 2004, subject to extension.

     On October 1, 2004, the Partnership was notified by Smith's Food King ("Smith's"), a supermarket retail chain and tenant at the Sierra Property, that Smith's would vacate its leased space on October 12, 2004. Smith's had been leasing a 68,972 square-foot space at the Sierra Property, representing approximately 32.4% of the Sierra Property's rentable square footage. Smith's is contractually obligated to continue paying rent and common area maintenance charges through expiration of its lease agreement in August 2008. On April 12, 2004, the Partnership took legal action to collect from Smith's as it is currently in default of its obligation in payment of common area charges and other covenants of its lease. The case is still ongoing.

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

     One of the Sierra Property's anchor tenants, Good Guys, occupied 16,961 square feet, representing approximately 7.5%, of the Sierra Property's leasable space. The Good Guys' lease terminated on November 30, 2003 and the option to extend the lease was not exercised by the lessee. In an effort to maximize the financial viability of the Sierra Property, the Partnership intends to demolish and rebuild part of the Sierra Property, and remodel and renovate other parts of the Sierra Property in an attempt to create synergies between the Sierra Property and the Adjacent Property controlled by an affiliate of the General Partner. As part of the Renovation, the portion of the Sierra Property previously occupied by Good Guys has been demolished, and, in its place, a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property was constructed and made operational on September 30, 2004. The Partnership took an impairment charge in 2003 on the portion of the building of the Sierra Property that was to be demolished for this purpose. The driveway is being shared by, and provides a connection between, both properties. In January 2004, the Adjacent Property entered into a lease with the Partnership for a 37,368 square foot section of the Sierra Property (including the portion of the Sierra Property that was demolished). The lease took effect upon the completion of the work on the driveway on September 30, 2004, and has a minimum lease term of 15 years at a monthly rent of $25,000, subject to increase every 60 months based on the Consumer Price Index. The Adjacent Property is also using part of the common area of the Sierra Property and pays its proportionate share of the common area expense of the Sierra Property. The Adjacent Property has the option to renew the lease for three five-year terms, and at the end of the extension period, will have the option to purchase the leased section of the Sierra Property at a price to be determined based on a MAI Appraisal. The leased space provides pedestrian and vehicle access to the Adjacent Property, and the Adjacent Property may use of a portion of the parking spaces at the Sierra Property. The Adjacent Property is responsible for two thirds of the construction costs of this phase of the Renovation, up to a maximum of $1.2 million. Due to various upgrades, the cost of the Renovation exceeded $1.8 million by approximately $200,000, therefore the Partnership is negotiating with the Adjacent Property to collect up to two thirds of the excess. During the first nine months of 2004, the Partnership has demolished the portion of the building previously occupied by Good Guys, constructed and made operational the new driveway and installed a traffic signal at the entrance to the Sierra Property where the new driveway is located. Leasing this portion of the Sierra Property to the Adjacent Property will make up much of the lost rental revenue to the Partnership previously generated by Good Guys.

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

Background

     The Partnership originally invested 100% of the non-returned portion of its 1988 initial public offering in four Mortgage Loans, none of which was still outstanding at September 30, 2004. In June 1992, the senior mortgage lender on one of the Partnership's investments, the Promenade Loan, foreclosed on the property securing its loan and the Partnership lost its entire investment. During 1999, the Partnership received proceeds in settlement of its loans to Harborista Associates, L.P. and Twin Oak Plaza Associates. As of December 31, 2002, the Partnership had one remaining investment in a Mortgage Loan (the "Sierra Loan") issued on February 10, 1989 in the amount of $6,500,000 to High Cash. The total amount, including fees, allocated to the Sierra Loan from the gross proceeds of the Partnership's initial public offering was $7,715,134 including payment of a mortgage placement fee of $385,757. Commencing on March 1, 2001, the Partnership began receiving interest payments on the Sierra Loan, which payments represented 16% of the Partnership's 2002 revenue. On March 3, 2003, the Partnership acquired the deed to the Sierra Property, which secured the Sierra Loan in lieu of foreclosing on the Sierra Loan. The Sierra Property consists of approximately 213,000 square feet of net rentable area, as adjusted, and occupies 18.67 acres, consisting of two main buildings and two anchor tenant buildings with surface parking for approximately 1,184 automobiles.

Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents increased by $71,548 to $4,189,846 during the nine months ended September 30, 2004 as compared to December 31, 2003. The increase is due to net cash provided by operating activities which were partially offset by cash used for capital improvements at the Sierra Property (investing activities) and for the redemption of limited partnership units (financing activities) pursuant to the Partnership's unit repurchase program that expired on March 10, 2004. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. The Partnership does not anticipate making any distributions of net cash provided by operating activities in the near future.

     On October 14, 2004, the Partnership commenced a program (the "Current Repurchase Program") to redeem Units from all limited partners owning fewer than 100 Units at a price of $69 per Unit in cash. Units held in employee benefit plans are not eligible for the Current Repurchase Program. The Partnership believes that this is an appropriate time to make this liquidity feature available to many of the limited partners. The Current Repurchase Program is scheduled to terminate on November 18, 2004, subject to extension.

     On December 17, 2003, the Partnership commenced the a repurchase program (the "Repurchase Program") to redeem Units from all limited partners owning fewer than 100 Units at a price of $76 per Unit in cash. On January 21, 2004, the Repurchase Program was extended until March 10, 2004, and terminated on such date. The Partnership acquired 4,744 Units as a result of the Repurchase Program and subsequently retired all 4,744 Units.

     As part of the Renovation, during the first nine months of 2004, the Partnership demolished the portion of the building previously occupied by Good Guys, constructed and made operational the new driveway and installed a traffic signal at the entrance to the Sierra Property where the new driveway is located.

     None of the recently issued accounting standards had an effect on the Partnership's financial statements.

Real Estate Market

     The Partnership's sole fixed asset as of September 30, 2004 is the Sierra Property, which is currently in need of several new tenants. There has been substantial development of retail space in the Reno area over the past few years especially in close vicinity to the Sierra Property which has created substantial competition for the Sierra Property. Also in the past few years, the Sierra Property has lost all three of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms; one of the spaces is currently being leased on a short-term basis at a substantially reduced rental rate. The second space was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property, and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property commencing on September 30, 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by Good Guys. The third anchor tenant's original lease expires in August 2008. On October 1, 2004, the Partnership was notified by Smith's Food King ("Smith's"), a supermarket retail chain, that smith's would vacate its leased space on October 12, 2004. Smith's had been leasing a 68,972 square-foot space at the Sierra Property, representing approximately 32.4% of the Sierra Property's rentable square footage. Smith's is contractually obligated to continue paying rent and common area maintenance charges through expiration of its lease agreement in August 2008. On April 12, 2004, the Partnership took legal action to collect from Smith's as it is currently in default of its obligation in payment of common area charges and other covenants of its lease. The case is still ongoing.

     There can be no assurances that the Partnership's plan to improve the Sierra Property's occupancy will be successful.

Results of Operations

Comparison of operating results for the three-month periods ended September 30, 2004 and 2003.

     Net income increased by $1,003,095 to $247,506 for the three-month period ended September 30, 2004 as compared to the same period in 2003. Revenues decreased by $234,712 to $455,178 for the quarter ended September 30, 2004 as compared to the same period in 2003. The increase in net income is due primarily to the fact the Partnership's Sierra Property took an impairment charge during the third quarter of 2003 that it did not take in the third quarter of 2004, which significantly reduced expenses during the 2004 third quarter. The decrease in revenues is due primarily to the fact the Partnership lost several tenants during the past twelve months that have not been replaced by new tenants. From September 30, 2003, through September 30, 2004, ten spaces at the Sierra Property were vacated, representing approximately $70,000 in monthly rent.

     Costs and expenses decreased by $1,237,807 for the three-month period ended September 30, 2004, as compared to the same period in the prior year. The decrease was due mainly to the impairment charge described above, and to reduced operating, general and administrative, depreciation and property management expenses of the Sierra Property in the third quarter of 2004.

Comparison of operating results for the nine-month periods ended September 30, 2004 and 2003.

     Net income increased by $456,421 to $817,363 for the nine-month period ended September 30, 2004 as compared to 2003. Revenues decreased by $704,151 to $1,546,309 for the nine months ended September 30, 2004 as compared to the same period in 2003. The increase in net income is due primarily to the impairment charge during the first nine months of 2003 which strongly impacted expenses for the period. The decrease in revenues is primarily due to the loss of tenants described above, which was partially offset by $643,330 of cash flow applied to interest income from the Sierra Loan which it did not receive in the first nine months of 2004.

     Costs and expenses decreased by $1,160,572 for the nine-month period ended September 30, 2004, as compared to the same period in the prior year. The decrease was due primarily to the impairment charge described above as well as reduced general and administrative and property management fee expenses during the nine-month period ended September 30, 2004 as compared to the same period the prior year. These decreases were partially offset by increases in operating and depreciation and amortization expenses.


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

ITEM 3 - CONTROLS AND PROCEDURES

     As of the end of the period covered by this quarterly report on Form 10-QSB, an evaluation was carried out under the supervision and with the participation of the manager of the General Partner of the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's manager has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of the Partnership's fiscal year ending December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


                          PART III - OTHER INFORMATION

ITEM 1 - EXHIBITS

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

                            DATE:   11/12/2004

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

                                /s/ Ben Farahi
                                --------------
                                    Ben Farahi
                                    Manager of the General Partner

                                    Date: 11/12/04

                                                                  EXHIBIT 32

                      BIGGEST LITTLE INVESTMENTS L.P.
                       FORM 10-QSB SEPTEMBER 30, 2004

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Biggest Little Investments L.P. (the "Partnership") on Form 10-QSB for the fiscal quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:  November 12, 2004

    /s/ BEN FARAHI
    --------------
        Ben Farahi
        Manager of the General Partner