Form 10KSB
period 2004-12-31
BIGGEST LITTLE INVESTMENTS LP
filed 2005-03-28
CIK 804671

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                        the Securities Exchange Act of 1934

For the Fiscal Year Ended                                      Commission File
December 31, 2004                                               Number 0-16856

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Partnership's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     Issuer's revenues for its most recent fiscal year were $2,169,982.

     There is no public market for the Limited Partnership Units.
Accordingly, information with respect to the aggregate market value of Limited Partnership Units held by non-affiliates of Partnership has not been supplied.



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


                                   PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Biggest Little Investments L.P. (the "Partnership"), formerly Resources Accrued Mortgage Investors 2, L.P., Resources Accrued Mortgage Investors L.P. Series 87 and Resources Accrued Mortgage Investors L.P. Series 88, was organized as a Delaware limited partnership on August 14, 1986. Until January 1, 2002, the general partners of the Partnership were RAM Funding, Inc. ("RAM Funding") and Presidio AGP Corp. ("Presidio AGP"). Effective January 1, 2002, the managing general partner interest and the associate general partner interest were acquired by Maxum LLC, a Nevada limited liability company (the "General Partner"). See "Change in Control" below. On October 8, 2003, the Partnership received consents from the holders of a majority of its outstanding units of limited partnership interest ("Units") to adopt the Partnership's Second Amended and Restated Agreement of Limited Partnership (the "Amended LP Agreement"). Pursuant to the Amended LP Agreement, the Partnership was renamed "Biggest Little Investments L.P." In addition, the Amended LP Agreement provides the Partnership with the ability to leverage its property in an effort to increase the value of the Partnership, to purchase additional real estate for investment and/or development and to make or acquire additional mortgage loans or short-term loans, as well as to reinvest operating income and proceeds from the sale or refinancing of its properties or the disposition of its mortgage loans. Finally, the Amended LP Agreement permits the Partnership to repurchase Units from the limited partners. No Unit repurchases occurred until 2004.

     In 1988, the Partnership sold, pursuant to a registration statement filed with the Securities and Exchange Commission, 187,919 Units for gross proceeds aggregating $46,979,750. Pursuant to the terms of the Partnership's original partnership agreement, any subscription proceeds not invested by April 12, 1990 were required to be returned to the investors. At April 12, 1990, the Partnership had not invested $18,405,847 of the original gross proceeds. Accordingly, such amount was returned to the investors.

CHANGE IN CONTROL

     As of January 1, 2002, the General Partner acquired both the managing general partner interest and the associate general partner interest in the Partnership from RAM Funding and Presidio AGP, respectively, pursuant to the General and Limited Partner Interest Assignment Agreement (the "Assignment Agreement"), dated as of October 10, 2001, between the General Partner, Western Real Estate Investments, LLC, an affiliate of the General Partner ("Western"), RAM Funding and Presidio AGP as well as Presidio Capital Investment Company LLC, Presidio Partnership II Corp. and Bighorn Associates LLC, each of which is affiliated with RAM Funding and Presidio AGP Corp. and was a limited partner of the Partnership prior to January 1, 2002 (the "Former LPs"). Also pursuant to the Assignment Agreement, as of January 1, 2002, Western purchased all of the Units owned by the Former LPs ("Former LP Units").

     As a result of the transactions described above, the General Partner owns 100% of the general partner interests in the Partnership, and Western beneficially owns approximately 38.6% of the outstanding Units on the date hereof. In addition, as of January 1, 2002, the General Partner was appointed as the managing agent at the Sierra Property (as hereinafter defined), replacing an affiliate of RAM Funding, Presidio AGP and the Former LPs. See "Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities" for information relating to the cash distribution made by the Partnership upon completion of this transaction.

     Pursuant to the Assignment Agreement, RAM Funding was admitted as a non-equity special manager of the General Partner whose only right was to have the sole and exclusive authority to settle the class action litigation involving the Partnership (see "Item 3. Legal Proceedings"); however, RAM Funding was not entitled to enter into any settlement agreement with respect to the class action if the Partnership would have been required to make any settlement payment unless the General Partner agreed to such proposed payment by the Partnership. On June 4, 2002, the class action was dismissed, and RAM Funding was subsequently removed as the special manager.

     In connection with the transfer of the Partnership's general partner interests to the General Partner, the principal executive offices of the Partnership were moved to 1175 W. Moana Lane, Reno, Nevada 89509, and the Partnership's telephone number was changed to (775) 825-3355.


MANAGEMENT/EMPLOYEES

     The Partnership has three employees; two of them work part time, the third works full time. The business of the Partnership is managed by the General Partner and its affiliates and agents.


INVESTMENTS OF PARTNERSHIP

     The Partnership had an investment in a mortgage loan (the "Sierra Loan") issued on February 10, 1989 in the amount of $6,500,000 to High Cash Partners, L.P. (the "Sierra Borrower"), a public limited partnership originally sponsored by Integrated Resources, Inc., which declared bankruptcy in 1994. The total amount, including fees, allocated to the Sierra Loan from the gross proceeds of the Partnership's offering was $7,715,134 including payment to RAM Funding of a mortgage placement fee of $385,757. Commencing on March 1, 2001, the Partnership began receiving interest payments on the Sierra Loan, which payments represented 16% of the Partnership's 2002 revenue. On March 3, 2003, the Partnership acquired the deed to the property securing the Sierra Loan, a shopping center commonly known as the Sierra Marketplace located in Reno, Nevada (the "Sierra Property"), in lieu of foreclosing on the Sierra Loan.
The Sierra Property consists of approximately 213,000 square feet of net rentable area and occupies 18.67 acres, consisting of two main buildings and two anchor tenant buildings with surface parking for approximately 1,150 automobiles.

     In an effort to maximize the financial viability of the Sierra Property, the Partnership has begun to remodel and renovate the Property in an attempt to create synergies between the Sierra Property and the property adjacent to the Sierra Property which is controlled by an affiliate of the General Partner (the "Adjacent Property"). See "Item 2. Description of Property" for a description of the Sierra Property and its tenants, and the Partnership's renovation plans to date.

COMPETITION

     The real estate business is highly competitive and the Sierra Property has active competition for tenants from similar properties in the vicinity. The Partnership is planning to renovate and upgrade the Sierra Property in order to attract and retain new tenants. See "Item 6, Management's Discussion and Analysis or Plan of Operation."

TENDER OFFERS

     On December 17, 2003, the Partnership commenced a program (the "Repurchase Program") to redeem Units from all limited partners owning fewer than 100 Units at a price of $76 per Unit in cash. Units held in employee benefit plans were not eligible for the Repurchase Program. The Partnership believed that this was an appropriate time to make this liquidity feature available to many of the limited partners. The Repurchase Program was originally scheduled to terminate on January 27, 2004. On January 21, 2004, the Repurchase Program was extended until March 10, 2004, and terminated on such date. The effective date of the Repurchase Program was January 1, 2004. The Partnership acquired 4,744 Units as a result of the Repurchase Program and subsequently retired all 4,744 Units.

     On October 14, 2004, the Partnership commenced another program (the "Second Repurchase Program") to redeem Units from all limited partners owning fewer than 100 Units at a price of $69 per Unit in cash. Units held in employee benefit plans were not eligible for the Second Repurchase Program. The Partnership believed that this was an appropriate time to make this liquidity feature available to many of the limited partners. The Second Repurchase Program was originally scheduled to terminate on November 18, 2004. On November 18, 2004, the Second Repurchase Program was extended until December 20, 2004, and terminated on such date. The effective date of the Second Repurchase Program was October 1, 2004. The Partnership acquired 2,238 Units as a result of the Second Repurchase Program and subsequently retired all 2,238 Units.

     As of March 21, 2005, the Partnership had 180,937 Units outstanding.


ITEM 2. DESCRIPTION OF PROPERTY

     The Partnership's sole property is the Sierra Property, located at South Virginia Street and East Moana Lane, one of the busiest intersections in Reno, Nevada. The Partnership owns the Sierra Property in fee simple and the Sierra Property is not subject to any mortgages, liens or other encumbrances. The General Partner believes that the Sierra Property is adequately covered by insurance.

Tenants of the Sierra Property

     One tenant of the Sierra Property currently occupies more than 10% of the Sierra Property's leasable space. Bell Furniture, Inc. ("Bell"), a furniture retailer, currently occupies 52,660 square feet of the Sierra Property and pays a monthly base rent of approximately $26,330. At December 31, 2003, Bell leased an additional 18,225 square feet and paid approximately $14,945 in monthly base rent for such space but vacated such space by February 29, 2004. Bell's lease terminates on October 31, 2005.

     On October 1, 2004, the Partnership was notified by Smith's Food King ("Smith's"), a supermarket retail chain, that Smith's would vacate its leased space on October 12, 2004. Smith's had been leasing a 68,972 square-foot space at the Sierra Property, representing approximately 32.4% of the Sierra Property's rentable square footage. Smith's is contractually obligated to continue paying rent and common area maintenance charges, as well as to fulfill its other obligations under its lease agreement through expiration in August 2008. On April 12, 2004, the Partnership took legal action against Smith's as it was in default of its obligation to pay common area charges and other covenants of its lease. The courts ruled in favor of the Partnership and the Partnership has regained control of the premises previously occupied by

Smith's. Smith's must continue to pay its rent and common area charges through the term of its lease or until a new tenant is found. The Partnership is planning to market the space previously occupied by Smith's to potential tenants who are creditworthy.

     The General Partner is working with real estate leasing agents to find and attract new tenants to the Sierra Property.


Renovation

     In an effort to maximize the financial viability of the Sierra Property, the Partnership demolished and rebuilt part of the Sierra Property, and intends to demolish, rebuild, remodel and renovate other parts of the Sierra Property (the "Renovation") in an attempt to create synergies between the Sierra Property and the property adjacent to the Sierra Property which is controlled by an affiliate of the General Partner (the "Adjacent Property"). As part of the Renovation, the portion of the shopping center previously occupied by Good Guys was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property. The Partnership took an impairment charge in 2003 on the portion of the building of the Sierra Property that was demolished for this purpose. The driveway was constructed and put into use on September 30, 2004, and is being shared by, and provides a connection between, both properties. In January 2004, the Adjacent Property entered into a lease with the Partnership for a 37,368 square foot section of the Sierra Property (including the new driveway). The Adjacent Property has begun paying rent and has a minimum lease term of 15 years at a monthly rent of $25,000, subject to increase every 60 months based on the Consumer Price Index. The Adjacent Property also uses part of the common area of the Sierra Property and pays its proportionate share of the common area expense of the Sierra Property. The Adjacent Property has the option to renew the lease for three five-year terms, and at the end of the extension period, has the option to purchase the leased section of the Sierra Property at a price to be determined based on an MAI Appraisal. The space being leased by the Adjacent Property provides pedestrian and vehicle access to the Adjacent Property, and the Adjacent Property has use of a portion of the parking spaces at the Sierra Property. The total cost of the project was $2.0 million and the Adjacent Property was responsible for two third of the total cost, or $1.35 million.

     Further phases of the Renovation are currently being planned with the ultimate goal of demolishing and rebuilding some parts and renovating and remodeling other parts of the Sierra Property in an effort to create an entertainment complex that will be more pedestrian friendly and will include tenants that are mainly entertainment type merchants such as restaurants and night clubs. The Sierra Property will be renamed "The Village at Atlantis" at a future date. Current tenants at the Sierra Property mainly offer government, financial and limited retail services.

     As of March 21, 2005, 50.2% of the Sierra Property's rentable square footage was occupied. The average effective monthly rent is $0.75 per occupied square foot. This does not include the driveway leased to the Adjacent Property.

Lease Expirations

     The following table details the number of tenants whose leases will expire for each of the next ten years and related information:

                              Total Sq. Ft.    Annual Rent of      % of Gross Annual
          Number of Leases    of Expiring      Expiring Leases     Rent of Expiring
Year      Expiring            Leases           at Current Rates    Leases
----      ----------------    -------------    ----------------    -----------------
2005             3               55,645            384,693              26.1%
2006             5                5,875            110,783               7.5%
2007             6               20,356            322,027              21.8%
2008             5               80,070            621,602              42.1%
2009             1                2,125             35,700               2.5%
2010
through
2014             0                   -                   -                 -

     An additional 4 spaces totaling approximately 7,525 square feet and representing approximately $8,773 in monthly rent are currently being leased on a month-to-month basis.

     The General Partner oversees the management of the Sierra Property. An entity affiliated with the General Partner began leasing space at the Sierra Property from the previous owner in March 1992 and currently leases approximately 7,700 square feet of retail space at the Sierra Property at a monthly rent of approximately $5,600. An affiliate of the General Partner began leasing 37,368 square feet of the Sierra Property on September 30, 2004 at a monthly rent of approximately $25,000 per month.

Depreciation

     Set forth below is a table showing the carrying value, accumulated depreciation and federal tax basis (in thousands) of the Sierra Property as of December 31, 2004:

 Carrying     Accumulated                                   Federal Tax
   Value      Depreciation       Rate          Method          Basis
-----------   ------------     --------     -------------   -----------
 $ 15,733        $ 755         5-30 yrs     Straight Line    $ 16,719


Realty Taxes

     The realty tax rate for the Sierra Property for July 1, 2004 through June 30, 2005, is approximately 3.6463% of appraised value and the real estate taxes to be paid are $225,321.


Real Estate Investment Policies of the Partnership

     It is the Partnership's policy to acquire assets both for possible capital gain and for income. There are no limitations on the percentage of the Partnership's assets which may be invested in any one investment.


Investments in Real Estate or Interests in Real Estate

     The Partnership may invest in properties including commercial or multi-family, real, personal or mixed, choses in action, or any interest therein, including any non-income producing properties, throughout the United States. The Partnership may finance its purchase of real estate, including from affiliates, provided that the maximum amount of permanent indebtedness secured by the Partnership's fixed assets may not exceed, with respect to any such fixed asset, 80% of the appraised value of that asset. The Partnership may lease, own, mortgage, encumber, improve or cause to be improved, use, lend, operate, service, maintain, develop, convey and otherwise dispose of and sell, handle, subdivide, plat, trade and deal in any property it acquires.

Investments in Real Estate Mortgages

     The Partnership may invest in, hold, sell, dispose of and otherwise act with respect to first and junior mortgage loans on fee or leasehold interests in real property or other beneficial interests essentially equivalent to a mortgage on real property, as well as loans secured by interests in partnerships, real estate investment trusts, joint ventures or other entities. The Partnership may not, however, invest in or make mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property including the principal amount of the Partnership's mortgage loan, would exceed an amount equal to 80% of the appraised value of the property at the time the loan is made unless substantial justification exists because of the presence of other underwriting criteria, subject to certain exceptions.

Securities of or Interests in Persons Primarily Engaged in Real Estate
Activities

     The Partnership may invest in entities primarily engaged in real estate activities, provided that the Partnership acquires a controlling interest in such entity (or joint venture), or the Partnership has reserved for itself the right to control the entity (or joint venture) through its right to withhold approval of decisions having a material effect on the property held. Investments by the Partnership in junior trust deeds and other similar obligations are prohibited, except for junior trust deeds which arise from the sale of the Partnership's fixed assets.


ITEM 3. LEGAL PROCEEDINGS

     On October 1, 2004, the Partnership was notified by Smith's Food King ("Smith's"), a supermarket retail chain, that Smith's would vacate its leased space on October 12, 2004. Smith's had been leasing a 68,972 square foot space at the Sierra Property, representing approximately 32.4% of the Sierra Property's rentable square footage. Smith's is contractually obligated to continue paying rent and common area maintenance charges, as well as to fulfill its other obligations under its lease agreement through expiration in August 2008. On April 12, 2004, the Partnership took legal action against Smith's as it was in default of its obligation to pay common area charges and other covenants of its lease. The court ruled in favor of the Partnership and the Partnership has regained control of the premises previously occupied by Smith's. Smith's must continue to pay its rent and common area charges through the term of its lease or until a new tenant is found. The Partnership is planning to market the space previously occupied by Smith's to potential tenants who are creditworthy.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     There is no established public trading market for the Units of the Partnership. As of March 21, 2005, there were approximately 1,694 holders of Units owning an aggregate of 180,937 Units (including Units held by affiliates of the General Partner).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties. The Partnership could be affected by declining economic conditions as a result of various factors that affect the real estate business including the financial condition of tenants, competition, the ability to lease vacant space within the Sierra Property or renew existing leases, increased operating costs (including insurance costs), and the costs associated with, and results of, the Partnership's plan to renovate and reposition the Sierra Property, as detailed in the filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, is based on management's current expectations and does not take into account the effects of any changes to the Partnership's operations resulting from risks and uncertainties. Accordingly, actual results could differ materially from those projected in the forward-looking statements.

     This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Recent Events

     On October 14, 2004, the Partnership commenced a program (the "Second Repurchase Program") to redeem Units from all limited partners owning fewer than 100 Units at a price of $69 per Unit in cash. Units held in employee benefit plans were not eligible for the Second Repurchase Program. The Partnership believed that this was an appropriate time to make this liquidity feature available to many of the limited partners. The Second Repurchase Program was originally scheduled to terminate on November 18, 2004. On November 18, 2004, the Second Repurchase Program was extended until December 20, 2004, and terminated on such date. The effective date of the Second Repurchase Program was October 1, 2004. The Partnership acquired 2,238 Units as a result of the Second Repurchase Program and subsequently retired all 2,238 Units.

     On October 1, 2004, the Partnership was notified by Smith's that Smith's would vacate its leased space on October 12, 2004. Smith's had been leasing a 68,972 square-foot space at the Sierra Property, representing approximately 32.4% of the Sierra Property's rentable square footage. Smith's is contractually obligated to continue paying rent and common area maintenance charges, as well as to fulfill its other obligations under its lease agreeement through expiration in August 2008. On April 12, 2004, the Partnership took legal action to collect from Smith's as it had been in default of its obligation to pay common area charges and other covenants of its lease. The courts ruled in favor of the Partnership and the Partnership has regained control of the premises previously occupied by Smith's. Smith's must continue to pay its rent and common area charges through the term of its lease or until a new tenant is found. The Partnership is planning to market the space previously occupied by Smith's to potential tenants who are creditworthy.

     On December 17, 2003, the Partnership commenced a program (the "Repurchase Program") to redeem Units from all limited partners owning fewer than 100 Units at a price of $76 per Unit in cash. Units held in employee benefit plans were not eligible for the Repurchase Program. The Partnership believed that this was an appropriate time to make this liquidity feature available to many of the limited partners. The Repurchase Program was originally scheduled to terminate on January 27, 2004. On January 21, 2004, the Repurchase Program was extended until March 10, 2004, and terminated on such date. The effective date of the Repurchase Program was January 1, 2004. The Partnership acquired 4,744 Units as a result of the Repurchase Program and subsequently retired all 4,744 Units.

     One of the Sierra Property's anchor tenants, Good Guys, occupied 16,961 square feet, representing approximately 7.5%, of the Sierra Property's leasable space. The Good Guys' lease terminated on November 30, 2003 and the option to extend the lease was not exercised by the lessee. In an effort to maximize the financial viability of the Sierra Property, the Partnership has begun a process to demolish and rebuild part of the Sierra Property, and remodel and renovate other parts of the Sierra Property in an attempt to create synergies between the Sierra Property and the Adjacent Property controlled by an affiliate of the General Partner. As part of the Renovation, the portion of the Sierra Property previously occupied by Good Guys was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property. The Partnership took an impairment charge in 2003 on the portion of the building of the Sierra Property that was demolished for this purpose. The driveway is being shared by, and provides a connection between, both properties. In January 2004, the Adjacent Property entered into a lease with the Partnership for a 37,368 square foot section of the Sierra Property (including the new driveway). The Adjacent Property has begun paying rent with a minimum lease term of 15 years at a monthly rent of $25,000, subject to increase every 60 months based on the Consumer Price Index. The Adjacent Property also uses part of the common area of the Sierra Property and pays its proportionate share of the common area expense of the Sierra Property. The Adjacent Property has the option to renew the lease for three five-year terms, and at the end of the extension period, will have the option to purchase the leased section of the Sierra Property at a price to be determined based on an MAI Appraisal. The leased space provides pedestrian and vehicle access to the Adjacent Property, and the Adjacent Property has use of a portion of the parking spaces at the shopping center. The total cost of the project was $2.0 million and the Adjacent Property was responsible for two third of the total cost, or $1.35 million. Leasing this space of the Sierra Property to the Adjacent Property makes up much of the lost rental revenue to the Partnership previously generated by Good Guys.

     The Partnership's ultimate goal is to create an entertainment complex that will be more pedestrian friendly and to lure tenants that offer entertainment type products and services.


Real Estate Market

     The Partnership's sole fixed asset as of December 31, 2004 is the Sierra Property, which is currently in need of several new tenants. There has been substantial development of retail space in the Reno area over the past few years especially in close vicinity to the Sierra Property which has created substantial competition for the Sierra Property. Also in the past few years, the Sierra Property has lost all of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms; one of the spaces is currently being leased on a short-term basis at a substantially reduced rental rate. The second anchor tenant space was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property, and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property since September 30, 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by Good Guys. On October 1, 2004, the Partnership was notified by Smith's, the Sierra Property's last remaining original anchor tenant, that Smith's would vacate its leased space on October 12, 2004. Smith's had been leasing a 68,972 square-foot space at the Sierra Property, representing approximately 32.4% of the Sierra Property's rentable square footage. Smith's is contractually obligated to continue paying rent and common area maintenance charges, as well as to fulfill its other obligations under its lease agreement through expiration in August 2008. On April 12, 2004, the Partnership took legal action to collect from Smith's as it had been in default of its obligation to pay common area charges and other covenants of its lease. The courts ruled in favor of the Partnership and the Partnership has regained control of the premises previously occupied by Smith's. Smith's must continue to pay its rent and common area charges through the term of its lease or until a new tenant is found.

     There can be no assurances that the Partnership's plan to improve the Sierra Property's occupancy will be successful.

Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents increased slightly by $73,908 to $4,192,206 during the year ended December 31, 2004 as compared to December 31, 2003. The increase was due to cash provided by operating activities of $1,308,106 which were partially offset by $719,232 of cash used for capital improvements at the Sierra Property (see
"Renovation" under Item 2. above) and $514,966 of cash used for the redemption of Units (see "Tender Offers" in Item 1. above). Since the date the Partnership acquired the deed to the Sierra Property it has been receiving rental revenues rather than the interest income earned on the loan secured by the Sierra Property. The increased cash generated through the ownership of the Sierra Property has been partially offset by the Partnership's costs of operating the Sierra Property, costs associated with capital improvements at the Sierra Property and the expenses incurred by the Partnership related to the transfer of the deed in lieu of foreclosure on the Sierra Property. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses. See "Item 7. Financial Statements - Note 2."

     During 2004, the Partnership did not make any distributions to the limited partners. The Partnership does not anticipate making any distributions of net cash provided by operating activities in the near future.

RESULTS OF OPERATIONS

2004 as compared to 2003

     Net income increased by $298,833 to $941,606 for the year ended December 31, 2004 as compared to 2003. Revenues decreased by $765,529 to $2,169,982 for the year ended December 31, 2004 as compared to the same period in 2003. The increase in net income is due to the impairment charge of approximately $1,108,000 incurred during 2003 related to the Renovation (see "Real Estate Market" above) and a decrease of approximately $111,000 in general and administrative expenses, partially offset by a decrease in revenues of approximately $766,000, an increase in operating expenses of approximately $81,000, and an increase in depreciation and amortization of approximately $84,000. The decrease in revenues is due to lost rental income from a loss of tenants at the Sierra Property during 2004 that were not replaced with new tenants. Also, during the first two months of 2003, the Partnership received approximately $643,000 in interest income it earned as the holder of the Sierra Loan, the mortgage loan secured by the Sierra Property.

Critical Accounting Policies

     The Partnership's only significant critical accounting policy relates to the evaluation of the fair value of real estate. The Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term and long-term needs of the Partnership, except that the Partnership may need to obtain financing for the later phases of the Renovation. During 2003, the Partnership incurred approximately $1.1 million in impairment charges.

     None of the recently issued accounting standards had any effect on the Partnership's financial statements.

Quantitative and Qualitative Disclosures about Market Risk

     The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Partnership has no loans outstanding.

ITEM 7.  FINANCIAL STATEMENTS







            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------


To the Partners
Biggest Little Investments, L.P.:



We have audited the accompanying balance sheets of Biggest Little Investments, L.P. (a limited partnership) (the "Partnership") as of December 31, 2004 and 2003, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biggest Little Investments, L.P. (a limited partnership) as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Imowitz, Koenig & Co., LLP

New York, New York
March 9, 2005

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS


                                                       December 31,
                                               -------------------------
                                                   2004         2003
                                               ------------ ------------
ASSETS

  Real estate, net............................ $ 14,977,876  $ 14,688,991
  Cash and cash equivalents...................    4,192,206     4,118,298
  Tenant receivables..........................      154,858        92,696
                                               ------------  ------------
     Total assets............................. $ 19,324,940  $ 18,899,985
                                               ============  ============

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

    Accounts payable and accrued expenses..... $     58,400  $     48,578
    Rent prepaid..............................        9,852        11,844
    Tenant deposits...........................       47,315        56,830
                                               ------------  ------------
  Total liabilities...........................      115,567       117,252
                                               ------------  ------------

  Commitments and contingencies

    Partners' equity

    Limited partners' equity (180,937 units at
     12/31/04; 187,919 at 12/31/03) issued and
     outstanding..............................   18,716,301    18,313,201
    General partners' equity..................      493,072       469,532
                                               ------------  ------------
  Total partners' equity......................   19,209,373    18,782,733
                                               ------------  ------------
     Total liabilities and partners' equity... $ 19,324,940  $ 18,899,985
                                               ============  ============



The accompanying Notes to Financial Statements are an integral part of these statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
                           STATEMENTS OF OPERATIONS

                                            Years ended December 31,
                                           ---------------------------
                                                2004           2003
                                           ------------   ------------
Revenues
  Rental and other income...............   $  2,112,646   $  2,250,822
  Mortgage loan interest income.........             -         643,330
  Interest and other income.............         57,336         41,359
                                           ------------   ------------
     Net revenues.......................      2,169,982      2,935,511
                                           ------------   ------------
Costs and Expenses

  Operating expenses....................        500,839        419,356
  General and administrative............        171,410        282,341
  Depreciation and amortization.........        430,347        346,085
  Property management fees..............        125,780        136,821
  Impairment............................             -       1,108,135
                                           ------------   ------------
     Total costs and expenses...........      1,228,376      2,292,738
                                           ------------   ------------
     Net income ........................   $    941,606   $    642,773
                                           ============   ============

Net income attributable to:

     Limited partners...................   $    918,066   $    626,704

     General partner....................         23,540         16,069
                                           ------------   ------------
                                           $    941,606   $    642,773
                                           ============   ============


NET INCOME PER UNIT OF LIMITED PARTNERSHIP
    INTEREST                               $       5.03   $       3.33
                                           ============   ============

WEIGHTED AVERAGE UNITS OUTSTANDING              182,612        187,919
                                           ============   ============



The accompanying Notes to Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                      STATEMENTS OF PARTNERS' EQUITY
                   YEARS ENDED DECEMBER 31, 2004 AND 2003



                             Limited         General        Total
                            Partners'       Partners'     Partners'
                              Equity         Equity        Equity
                           ------------   ------------   -----------
Balance, December 31, 2002 $ 17,686,497   $    453,463   $18,139,960
  Net income..............      626,704         16,069       642,773
                           ------------   ------------   -----------
Balance, December 31, 2003   18,313,201        469,532    18,782,733
  Net income..............      918,066         23,540       941,606
  Limited partnership unit
   redemption.............     (514,966)            -       (514,966)
                           ------------   ------------   -----------
Balance, December 31, 2004 $ 18,716,301   $    493,072   $19,209,373
                           ============   ============   ===========


The accompanying Notes to Financial Statements are an integral part of these statements.

                      BIGGEST LITTLE INVESTMENTS L.P.
                          STATEMENTS OF CASH FLOWS



                                                Years ended December 31,
                                                -------------------------
                                                    2004          2003
                                                ------------  -----------
Cash flows from operating activities:
  Net income .................................. $    941,606  $   642,773
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization............      430,347      346,085
      Loss on impairment.......................           -     1,108,135
   Changes in assets and liabilities:
      Increase in receivables..................      (62,162)     (92,696)
      (Decrease) increase in accounts payable
       and accrued expenses....................       (1,685)      65,071
                                                ------------  -----------
    Net cash provided by
      operating activities.....................    1,308,106    2,069,368
                                                ------------  -----------

Cash flows from investing activities
  Capital improvements.........................     (719,232)    (120,476)
                                                ------------  -----------
     Net cash used in investing activities.....     (719,232)    (120,476)
                                                ------------  -----------
Cash flows from financing activities:
  Payment for deed in lieu of foreclosure......           -       (13,516)
  Cash used for redemption of limited
   partnership units...........................     (514,966)          -
                                                ------------ -----------
     Net cash used in financing activities.....     (514,966)    (13,516)
                                                ------------  -----------

Net increase in cash...........................       73,908    1,935,376

Cash and cash equivalents, beginning of year...    4,118,298    2,182,922
                                                ------------  -----------
Cash and cash equivalents, end of year......... $  4,192,206  $ 4,118,298
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

     On March 3, 2003, the Partnership acquired the deed to the Sierra Marketplace Shopping Center (the "Sierra Property") located in Reno, Nevada, in lieu of foreclosing on its loan secured by such Property (the "Sierra Loan") (see Note 4).

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

     On December 17, 2003, the Partnership commenced a program (the "Repurchase Program") to redeem Units from all limited partners owning fewer than 100 Units at a price of $76 per Unit in cash. Units held in employee benefit plans were not eligible for the Repurchase Program. The Partnership believed that this was an appropriate time to make this liquidity feature available to many of the limited partners. The Repurchase Program was originally scheduled to terminate on January 27, 2004. On January 21, 2004, the Repurchase Program was extended until March 10, 2004, and terminated on such date. The effective date of the Repurchase Program was January 1, 2004. The Partnership acquired 4,744 Units as a result of the Repurchase Program and subsequently retired all 4,744 Units.

     On October 14, 2004, the Partnership commenced another program (the "Second Repurchase Program") to redeem Units from all limited partners owning fewer than 100 Units at a price of $69 per Unit in cash. Units held in employee benefit plans were not eligible for the Second Repurchase Program. The Partnership believed that this was an appropriate time to make this liquidity feature available to many of the limited partners. The Second Repurchase Program was originally scheduled to terminate on November 18, 2004. On November 18, 2004, the Second Repurchase Program was extended until December 20, 2004, and terminated on such date. The effective date of the Second Repurchase Program was October 1, 2004. The Partnership acquired 2,238 Units as a result of the Second Repurchase Program and subsequently retired all 2,238 Units.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Allowance for Doubtful Accounts

     The Partnership monitors its accounts receivable balances on a monthly basis to ensure they are collectible. On a quarterly basis, the Partnerhsip uses its historical experience to determine its accounts receivable reserve. The Partnership's allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. The Partnership evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations. In these cases, management uses judgment, based upon the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. The Partnership also establishes a general reserve based upon a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, the Partnership's estimate of the recoverability of amounts due the Partnership could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.

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

Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short term maturity of these instruments.

Net Income Per Unit of Limited Partnership Interest

     Net income per Unit is computed based upon the weighted average number of Units outstanding (182,612 Units at December 31, 2004 and 187,919 Units at December 31, 2003) during the year.

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

Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.

     On an ongoing basis, the Partnerhsip evaluates its estimates, including those related to bad debts, contingencies and litigation. The Partnership bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recently Issued Accounting Standards

     In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46R (revised December 2003), Consolidation of Variable Interest Entities ("VIE's"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Partnership adopted FIN 46R in the first fiscal period ending after March 15, 2004. Upon adoption of FIN 46R, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. The adoption of this interpretation did not have any effect on the Partnership's Financial Statements.


NOTE 3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     Effective January 1, 2002, Maxum acquired the associate and general partnership interests of the Partnership previously held by Presidio AGP Corp. ("Presidio") and RAM Funding, Inc. ("RAM Funding"), respectively, pursuant to the Assignment Agreement, dated as of October 10, 2001, between the General Partner, Western Real Estate Investments, LLC, a Nevada limited liability company and an affiliate of the General Partner ("Western"), RAM Funding and Presidio as well as Presidio Capital Investment Company LLC, Presidio Partnership II Corp. and Bighorn Associates LLC, each of which is affiliated with RAM Funding and Presidio AGP Corp. and was a limited partner of the Partnership prior to January 1, 2002 (the "Former LPs"). Also pursuant to the Assignment Agreement, as of January 1, 2002, Western purchased all of the Units of limited partnership interest in the Partnership owned by the Former LPs ("Former LP Units"). However, the Former LPs reserved their rights to the proceeds from the settlement of a class action litigation which was subsequently settled. Also, during 2002, affiliates of Maxum acquired 10,389 Units on the open market. Another affiliate of Maxum acquired 9,703 Units via a tender offer. In 2003, affiliates of Maxum acquired 12,339 Units via a tender offer. Another affiliate of Maxum acquired 407 Units in 2003 from several limited partners in a series of private transactions. In 2004, an affiliate of Maxum acquired 1,359 Units from several limited partners in a series of private transactions. Accordingly, as of December 31, 2004, affiliates of Maxum owned 91,936 Units, which represented 50.8% of the issued and outstanding Units at such date.

     During the year ended December 31, 2002, affiliates of the previous general partners received approximately $2,165,790 and affiliates of Maxum received approximately $753,651 of the distribution made to the limited partners from the settlement proceeds of the class action litigation described in Note 8 below.

     An affiliate of the General Partner controls the property next to the Sierra Property (the "Adjacent Property"). The General Partner, with its affiliate, demolished and rebuilt some parts of the Sierra Property and intends to remodel, demolish and renovate other parts, of the Sierra Property (the "Renovation") in an attempt to create synergy if possible to improve the financial viability of the Sierra Property and the Adjacent Property. As part of the Renovation, the portion of the shopping center previously occupied by Good Guys, a former anchor tenant of the Sierra Property whose lease expired on November 30, 2003, was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property. The Partnership took an impairment charge in 2003 on the portion of the building of the Sierra Property that was demolished. The driveway is being shared by, and provides a connection between, both properties.

     An entity affiliated with the General Partner began leasing space at the Sierra Property from the previous owner in March 1992 and currently leases approximately 7,700 square feet of retail space at the Sierra Property at a monthly rent of approximately $5,600.

Compensation of the General Partner

     The General Partner oversees the management of the Sierra Property. The General Partner received $125,780 for the year ended December 31, 2004 for such management services. Also, pursuant to the Amended LP Agreement, the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including without limitation the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, for the year ended December 31, 2004, the General Partner was allocated $23,540 of income.

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

     For the fiscal year ended December 31, 2004, the General Partner earned approximately $65,732 in development fees, which has been capitalized as a cost of the building and improvements.

     No distributions were made for the fiscal year ended December 31, 2004.


NOTE 4. INVESTMENTS IN MORTGAGE LOAN AND ALLOWANCE FOR LOAN LOSSES

     The Partnership's last remaining mortgage note (the Sierra Loan) contained a provision which required the borrower to provide current appraisals based upon certain conditions or in some cases upon request.
On March 3, 2003, the Partnership acquired the deed to the Sierra Property in lieu of foreclosing on the Sierra Loan.

     The Partnership had no outstanding mortgage loans on December 31, 2004 or 2003.


Sierra Loan

     The Sierra Loan was a $6,500,000 first mortgage loan to High Cash Partners, L.P. ("High Cash") secured by a shopping center located in Reno, Nevada. Interest on the Loan accrued at the rate of 11.22% per annum with no payments due until maturity on February 28, 2001, which was extended until February 28, 2003.

     During the year ended December 31, 2003, the Partnership had received $643,330 in excess cash flow, which was applied against the outstanding contractual principal balance.

     On March 3, 2003, the Partnership acquired the deed to the Sierra Property in lieu of foreclosing on the Sierra Loan.

NOTE 5. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                December 31,        December 31,
                                    2004                2003
                                ------------        ------------
Land...........................  $ 3,198,574         $ 3,198,574
Building and improvements......   12,385,135          11,827,897
                                ------------        ------------
                                  15,583,709          15,026,471
Accumulated depreciation.......     (754,703)           (346,085)
                                ------------        ------------
                                  14,829,006          14,680,386
Construction in progress.......      148,870               8,605
                                ------------        ------------
                                 $14,977,876         $14,688,991
                                ============        ============

     The land, buildings and improvements that constitute the Partnership's fixed assets were acquired from High Cash in lieu of foreclosure on a mortgage note receivable to the Partnership from High Cash, which was collateralized by such fixed assets.

     During 2003, the Partnership, in an effort to maximize the financial viability of Sierra Property, decided to demolish and rebuild part of the Sierra Property. The Partnership took an impairment charge of $1,108,134 on the portion that was demolished.


NOTE 6. MINIMUM FUTURE RENTAL REVENUES

     The Partnership leases office space to various tenants under a variety of terms, including escalation provisions, renewal options and obligations of the tenants to reimburse operating expenses.

     The aggregate future minimum fixed lease payments receivable under noncancellable leases at December 31, 2004, are as follows:

          2005 .......... $ 1,659,310
          2006 ..........   1,301,629
          2007 ..........   1,080,909
          2008 ..........     780,046
          2009 ..........     323,800
          Thereafter ....   3,000,000
                          -----------
                          $ 8,145,694
                          ===========

     The Partnership received more than 10% of its lease revenue from two tenants in 2004. During 2004 the Partnership's two largest tenants collectively accounted for approximately 44% of the total rental revenue. One of these tenants, Smith's Food King ("Smith's"), a supermarket retail chain, notified the Partnership during the year that it was vacating its space. Smith's is still obligated to pay its rent through August 2008 (see note 8).

NOTE 7. RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

     A reconciliation of net income per financial statements to the tax basis of accounting is as follows:

                                         Year ended December 31,
                                       --------------------------
                                            2004         2003
                                       ------------- ------------
Net income per financial statements    $    941,606  $   642,773
Reconciliation of net income per books
  to tax basis accounting:
     Interest income                             -      (643,330)
     Depreciation                          (267,258)      87,807
     Prepaid rent                            (1,994)      11,845
     Provision for impairment                    -     1,108,134
     Loss on reversal of uncollected
       interest                                  -    (7,800,068)
                                       ------------- ------------
Net (loss) income per tax basis        $    672,354  $(6,592,839)
                                       ============= ============


     The differences between the Partnership's net assets per financial statements and tax basis of accounting are as follows:

                                         Year ended December 31,
                                       --------------------------
                                            2004         2003
                                       ------------- ------------
Net assets per financial statements     $19,209,373   $18,782,733
Reconciliation of net income per books
  to tax basis accounting:
     Tax basis in Property / loan           986,653       964,924
     Accumulated depreciation              (201,190)       87,807
     Prepaid rent                             9,861        11,845
Syndication costs                         2,230,944     2,230,944
                                       ------------- ------------
Net assets per tax basis                $22,235,641   $22,078,253
                                       ============= ============


NOTE 8. LITIGATION

     On October 1, 2004, the Partnership was notified by Smith's that Smith's would vacate its leased space on October 12, 2004. Smith's had been leasing a 68,972 square-foot space at the Sierra Property, representing approximately 32.4% of the Sierra Property's rentable square footage. Smith's is contractually obligated to continue paying rent and common area maintenance charges, as well as to fulfill its other obligations under its lease agreement through expiration in August 2008. On April 12, 2004, the Partnership took legal action to collect from Smith's as it had been in default of its obligation to pay common area charges and other covenants of its lease. In February 2005, the court ruled in favor of the Partnership and the Partnership has regained control of the premises previously occupied by Smith's. Smith's must continue to pay its rent and common area charges through the term of its lease or until a new tenant is found. The Partnership is planning to market the space previously occupied by Smith's to potential tenants who are creditworthy.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 8A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the manager of the General Partner of the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's manager has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Partnership's internal control over financial reporting (as defined in Rule 13a- 15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of the Partnership's fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


                                   PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership has no officers or directors. The General Partner, Maxum LLC, a Nevada limited liability company, has managed and controlled substantially all of Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. Mr. Ben Farahi has been the sole manager of the General Partner since its formation in 2001 and, as such, exercises the powers associated with the board of directors and executive officers of a corporation

     Mr. Farahi, age 52, has been, for the past ten years, Co-Chairman of the Board, Chief Financial Officer, Secretary, and Treasurer of Monarch Casino & Resort, Inc. which, through its wholly-owned subsidiary Golden Road Motor Inn, Inc. ("Golden Road"), a Nevada company, owns and operates the tropically themed Atlantis Hotel Casino in Reno, Nevada. Since September 1, 1978, Mr. Farahi is also a partner in Farahi Investment Company which is involved in real estate investment and development. Mr. Farahi is also the Manager of the General Partner. Mr. Farahi holds a mechanical engineering degree from the University of California at Berkeley and a MBA degree in accounting from the California State University, Hayward.

     Although the Partnership does not have a board of directors or, accordingly, an audit committee, Mr. Farahi, as the managing member of the General Partner, qualifies as a "financial expert" as defined by the Securities and Exchange Commission in accordance with the Sarbanes-Oxley Act of 2002.


ITEM 10. EXECUTIVE COMPENSATION

     Under the Partnership's partnership agreement, the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including without limitation the Partnership's cash flow from operations and disposition proceeds. For the fiscal year ended December 31, 2004, the General Partner received an aggregate of $23,540 of taxable income from the Partnership. See "Item 12. Certain Relationships and Related Transactions" for information regarding amounts paid to affiliates of the General Partner by the Partnership for services provided by them in fiscal year 2004. The General Partner oversees the management of the Sierra Property and received $125,780 in 2004 for such management services. Also, pursuant to the Amended LP Agreement, the General Partner earned approximately $65,732 in development fees from the Partnership in 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     (a)  Security Ownership of Certain Beneficial Owners.

     Except as set forth below, no person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 21, 2005:

                                           Number of         % of
Name of Beneficial owners                  Units Owned       Class
------------------------------------------------------------------
Virginia Springs Limited Liability
  Company(1)                               22,042            12.2%
Western Real Estate Investments, LLC(1)    69,860            38.6%
Ben Farahi(2)                              91,946(3)         50.8%
John Farahi(4)                             91,902(5)         50.8%
Bob Farahi(4)                              91,902(5)         50.8%

       (1) The principal business address of Virginia Springs and Western, affiliates of the General Partner, is 1175 West Moana Lane, Suite 200, Reno, Nevada 89509.
       (2) Mr. Farahi's principal business address is 1175 West Moana Lane, Suite 200, Reno, Nevada 89509.
       (3) Includes 44 Units held directly by Mr. Ben Farahi and 22,042 Units owned by Virginia Springs and 69,850 Units owned by Western with respect to which Mr. Farahi shares beneficial ownership.
       (4) Messrs. John Farahi's and Bob Farahi's principal business address is 1175 West Moana Lane, Suite 200, Reno, Nevada 89509.
       (5) Represents 22,042 Units owned by Virginia Springs and 69,850 Units owned by Western with respect to which Messrs. Farahi share beneficial ownership.


     (b)  Security Ownership of Management.

     At March 21, 2005, neither the General Partner nor its members, manager or affiliates owned any Units except as indicated in (a) above.


     (c)  Changes in Control.

     There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the Partnership's fiscal years ended December 31, 2004 and 2003, the Partnership's general partners were not entitled to any payment for services from or with respect to Partnership. However, pursuant to the Partnership's partnership agreement the general partner(s) are entitled to receive 2.5% of Partnership's income, loss, capital and distributions (2.45% to the managing general partner and .05% to the associate general partner) including without limitation the Partnership's cash flow from operations and disposition proceeds. Under the Assignment Agreement (as defined in "CHANGE IN CONTROL" under Item 1.), the General Partner purchased the interests of both previous general partners. Pursuant to the Amended LP Agreement, there is no longer an associate general partner, and, therefore, the General Partner is entitled to receive the entire 2.5%. Based on the settlement agreement, however, the former general partners were not entitled to any of the Class Action settlement proceeds and were, accordingly, not allocated any taxable income associated with the settlement proceeds. For the year ended December 31, 2004, the General Partner was allocated $23,540 of income from operations.

     An affiliate of the General Partner controls the Adjacent Property. In order to increase traffic flow to the Sierra Property, the Partnership has constructed a new driveway and traffic signal to make it easier for customers from the Adjacent Property to visit the Sierra Property. As part of the development, the portion of the Sierra Property previously occupied by Good Guys was demolished for the purpose of creating in its place the new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property. The Partnership took an impairment charge in 2003 on the portion of the building of the Sierra Property that was demolished for this purpose. The driveway is being shared by, and provides a connection between, both properties. The portion of the Sierra Property that was demolished is being leased to the owner of the Adjacent Property for $25,000 per month, which enables the Partnership to make up much of the lost rental revenue previously generated by Good Guys. A related party is also leasing approximately 7,700 square feet of retail space at a monthly rent of approximately $5,600 in the Sierra Property. See "Item 1. Description of Business."


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

     The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

     (b)  Reports on Form 8-K:

     On October 4, 2004, the Partnership filed a Current Report on Form 8-K with the Securities and Exchange Commission to report it had been notified by Smith's, a supermarket retail chain and tenant Sierra Property, that Smith's was vacating its premises at the Sierra Property on October 12, 2004.

     On October 14, 2004, the Partnership filed a Current Report on Form 8-K with the Securities and Exchange Commission to report its commencement of a Repurchase Program to redeem Units from all limited partners owning fewer than 100 Units.

     On November 18, 2004, the Partnership filed a Current Report on Form 8-K with the Securities and Exchange Commission to report the extension of its Repurchase Program to redeem Units from all limited partners owning fewer than 100 Units until December 20, 2004.


     On December 29, 2004, the Partnership filed a Current Report on Form 8-K with the Securities and Exchange Commission to report the termination of its Repurchase Program to redeem Units from all limited partners owning fewer than 100 Units on December 20, 2004.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The General Partner has reappointed Imowitz, Koenig & Co., LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2005.

Audit Fees. The Partnership paid to Imowitz, Koenig & Co., LLP audit fees of approximately $23,500 and $14,647 for the years ended December 31, 2004 and 2003, respectively.

Audit Related Fees. The Partnership did not pay any audit related fees to Imowitz, Koenig & Co., LLP for the years ended December 31, 2004 and 2003.

Tax Fees. The Partnership paid to Imowitz, Koenig & Co., LLP fees for tax services of approximately $9,500 and $5,296 for the years ended December 31, 2004 and 2003, respectively.

Other Fees. The Partnership did not pay any other fees to Imowitz, Koenig & Co., LLP for the years ended December 31, 2004 and 2003.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIGGEST LITTLE INVESTMENTS L.P.

By:  MAXUM LLC
     General Partner
                                                          Date

By:  /s/ Ben Farahi                                       March 28, 2005
     --------------
         Ben Farahi, Manager


     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                    Title                   Date

     /s/ Ben Farahi             Manager of                March 28, 2005
     --------------         the General Partner
         Ben Farahi

                                EXHIBIT INDEX

                                                                  Page
Exhibit   Description                                             Number
-------   -----------                                             ------

2.        General and Limited Partner Interest Assignment
          Agreement, dated as of October 10, 2001, between Maxum LLC, Western Real Estate Investments, LLC,
          RAM Funding, Inc., Presidio AGP Corp., Presidio
          Capital Investment Company LLC, Presidio
          Partnership II Corp. and Bighorn Associates LLC
          (incorporated by reference to Exhibit 2.1 of the Partnership's Current Report on Form 8-K dated
          January 25, 2002).

3.

  (A)     Certificate of Limited Partnership filed on August
          14, 1986 with the State of Delaware (incorporated by reference to Exhibit 3B to Pre-Effective
          Amendment No. 1 to Registration Statement filed by the Partnership with the Securities and Exchange
          Commission on May 14, 1987 (the "Pre-Effective
          Amendment")).

  (B) Amendment to Certificate of Limited Partnership filed on March 12, 1987 with the State of Delaware
          (incorporated by reference to the Pre-Effective
          Amendment).

  (C) Amendment to Certificate of Limited Partnership filed on May 7, 1987 with the State of Delaware
          (incorporated by reference to the Pre-Effective
          Amendment).

  (D) Amendment to Certificate of Limited Partnership filed on February 5, 1988 with the State of Delaware (incorporated by reference to Post-
          Effective Amendment No. 2 to Registration Statement filed by the Partnership with the Securities and Exchange Commission in 1988 ("Post-Effective
          Amendment No. 2")).

  (E)     Certificate of Amendment to Certificate of Limited
          Partnership dated as of January 1, 2002, filed on January 29, 2002 with the State of Delaware (incorporated by reference to Exhibit 3(e) to the Partnership's Form 10-
          KSB filed with the Securities and Exchange Commission on March 29, 2002 (the "2001 Form 10-KSB").

  (F)     Certificate of Amendment to Certificate of Limited
          Partnership filed on November 9, 2003 with the State of Delaware (incorporated by reference to Exhibit 3(F) to the Partnership's Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2004 (the "2003 Form 10-
          KSB").

4.

  (A)     Second Amended and Restated Limited Partnership
          Agreement of the Partnership (incorporated by reference to Exhibit 4A to the Partnership's
          Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10,
          2003.

                                     -27-



  (B)     Amended and Restated Agreement of Limited
          Partnership of the Partnership (incorporated by reference to Exhibit 3A to Post-Effective
          Amendment No. 2).

  (C)     Amendment No. 1 to Amended and Restated Partnership
          Agreement dated as of June 1, 1988 (incorporated by reference to Exhibit 4(B) of the Partnership's
          Annual Report on Form 10-K for the fiscal year 1988
          (the "1988 10-K")).

  (D)     Amendment No. 2 to Amended and Restated Partnership
          Agreement (incorporated by reference to Supplement
          No. 1 dated August 12, 1988 to the Prospectus filed by the Partnership with the Securities and Exchange
          Commission pursuant to Rules 424(b)(3) and 424(c) of the Securities Act of 1933).

  (E)     Amendment to Amended and Restated Agreement of
          Limited Partnership dated as of January 1, 2002.
          (incorporated by reference to Exhibit 4(D) of the 2001 Form 10-KSB).

  (F)     Amendment to Amended and Restated Agreement of
          Limited Partnership dated as of January 1, 2002
          (incorporated by reference to Exhibit 4(E) of the 2001 Form 10-KSB).

10.

  (A) Deed of Trust, Assignment of Rents, Fixture Filing and Security Agreement among High Cash Partners,
          L.P., Trustee; First Commercial Title, Inc.,
          Trustee; and Resources Accrued Mortgage Investors
          2, L.P., Beneficiary, dated February 10, 1989
          (incorporated by reference to Exhibit 10(a) to the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission dated
          February 13, 1989 (the "1989 Form 8-K").

  (B)     Registered Note among High Cash Partners, L.P. and
          Resources Accrued Mortgage Investors 2, L.P., dated
          February 10, 1989 (incorporated by reference to
          Exhibit 10(b) to the 1989 Form 8-K).

  (C)     Assignment of Leases and Rents among High Cash
          Partners, L.P. and Resources Accrued Mortgage
          Investors 2, L.P., dated February 10, 1989
          (incorporated by reference to Exhibit 10(c) to the 1989 Form 8-K).

  (D)     Modification Agreement, dated as of December 21,
          2000, between High Cash Partners, L.P. and
          Resources Accrued Mortgage Investors 2, L.P.
          (incorporated by reference to Exhibit 10 to the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission dated
          February 9, 2001).

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and I have:

         a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed, under my supervision, to ensure that material information relating to the Registrant is made known to me, particularly during the period in which this annual report is being prepared:

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

         c) disclosed in this annual report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

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

                                              Date: 3/28/05

                                                                    Exhibit 32

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Biggest Little Investments L.P. (the "Partnership"), on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:  March 28, 2005          /s/ Ben Farahi
                               --------------
                                   Ben Farahi,
                                   Manager of the General Partner

(..continued)