Form 10QSB
period 2005-06-30
BIGGEST LITTLE INVESTMENTS LP
filed 2005-08-11
CIK 804671

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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
                          -------------------------



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Small Business Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]



















                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS

                                                JUNE 30,         DECEMBER 31,
                                                 2005               2004
                                              (UNAUDITED)
                                              ------------       ------------
ASSETS

  Real estate, net............................ $14,729,685       $14,977,876
  Cash and cash equivalents...................   5,926,105         4,192,206
  Tenant receivables..........................      29,255           154,858
                                               -----------       -----------
     Total assets............................. $20,685,045       $19,324,940
                                               ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

     Accounts payable and accrued expenses.... $    29,128       $    58,400
     Rent prepaid.............................       6,899             9,852
     Tenant deposits..........................      44,472            47,315
                                               -----------       -----------
  Total liabilities...........................      80,499           115,567
                                               -----------       -----------

  Commitments and contingencies

     Partners' equity

     Limited partners' equity (180,937 units
       issued and outstanding at 6/30/05 and
       12/31/04)..............................  20,076,595        18,716,301
     General partner's equity.................     527,951           493,072
                                               -----------       -----------
  Total partners' equity......................  20,604,546        19,209,373
                                               -----------       -----------
Total liabilities and partners' equity........ $20,685,045       $19,324,940
                                               ===========       ===========


The accompanying Notes to the Financial Statements are an integral part of these statements.

                      BIGGEST LITTLE INVESTMENTS L.P.
                      STATEMENTS OF INCOME (UNAUDITED)


                                   FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                            --------------------------   ------------------------
                                              JUNE 30,      JUNE 30,       JUNE 30,     JUNE 30,
                                                2005          2004           2005         2004
                                            ------------  ------------   ----------    ----------
Revenues

  Rental income............................ $  455,933    $  499,978     $1,073,378    $1,068,943
  Other income.............................    881,780            -         990,634            -
  Interest income..........................     42,200         9,882         69,816        22,188
                                            -----------   -----------    ----------    ----------
     Total revenues........................  1,379,913       509,860      2,133,828     1,091,131
                                            -----------   -----------    ----------    ----------
Costs and expenses

  Operating expenses.......................     71,581        50,913        312,265       224,719
  General and administrative...............     24,462        34,691         42,593        39,093
  Depreciation.............................    130,506        97,307        261,011       194,614
  Property management fees.................     80,718        29,500        122,786        62,847
                                            -----------   -----------    ----------    ----------
     Total costs and expenses..............    307,267       212,411        738,655       521,273
                                            -----------   -----------    ----------    ----------
  Net income............................... $1,072,646    $  297,449     $1,395,173    $  569,858
                                            ===========   ===========    ==========    ==========



Net income attributable to:

  Limited partners......................... $1,045,830    $  290,013     $1,360,294    $  555,611

  General partner..........................     26,816         7,436         34,879        14,247
                                            -----------   -----------    ----------    ----------
                                            $1,072,646    $  297,449    $1,395,173    $  569,858
                                            ===========   ===========    ==========    ==========

Net income per unit of limited partnership
  Interest................................. $     5.78    $     1.58     $     7.52    $     3.00
                                            ===========   ===========    ==========    ==========

Weighted average number of units
  Outstanding..............................    180,937       183,175        180,937       185,000


The accompanying Notes to the Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                               Limited        General        Total
                              Partners'      Partner's      Partners'
                               Equity         Equity         Equity
                             -----------    -----------    -----------
Balance - January 1, 2005    $18,716,301    $   493,072    $19,209,373

  Net income                   1,360,294         34,879      1,395,173
                             -----------    -----------    -----------
Balance - June 30, 2005      $20,076,595    $   527,951    $20,604,546
                             ===========    ===========    ===========





The accompanying Notes to the Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                    FOR THE SIX MONTHS ENDED
                                                   --------------------------
                                                     June 30,      June 30,
                                                       2005          2004
                                                   ------------  ------------
Cash flows from operating activities

Net income......................................... $ 1,395,173   $   569,858

  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation .................................     261,011       194,614
     Decrease (increase) in tenant receivables.....     125,603       (68,572)
     Increase in construction receivables..........          -       (872,278)
     (Decrease) increase in accounts payable,
       accrued expenses, and other liabilities.....     (35,068)      692,520
                                                    -----------   -----------
    Net cash provided by operating activities......   1,746,719       516,142
                                                    -----------   -----------
Cash flows from investing activities

    Cash used for capital improvements.............     (12,820)     (354,325)
                                                    -----------   -----------
    Cash used in investing activities..............     (12,820)     (354,325)
                                                    -----------   -----------
Cash flows from financing activities

  Cash used for redemption of limited partnership
    units..........................................          -       (360,544)
                                                    -----------   -----------
    Cash used in financing activities .............          -       (360,544)
                                                    -----------   -----------

Net increase (decrease) in cash and cash equivalents  1,733,899      (198,727)

Cash and cash equivalents, beginning of period.....   4,192,206     4,118,298
                                                    -----------   -----------
Cash and cash equivalents, end of period........... $ 5,926,105   $ 3,919,571
                                                    ===========   ===========



The accompanying Notes to the Financial Statements are an integral part of these statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL INFORMATION

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Biggest Little Investments L.P. (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31, 2004. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2004, was derived from audited financial statements at such date.

     The results of operations for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.


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

Net Income Per Unit of Limited Partnership Interest

     Net income per unit of limited partnership interest (each individually, a "Unit" and, together, the "Units") is computed based upon the weighted average number of units outstanding (180,937 for the three and six months ended June 30, 2005; 183,175 for the three months ended June 30, 2004; and 185,000 for the six months ended June 30, 2004) during the period then ended.

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


NOTE 3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     Effective January 1, 2002, Maxum LLC, a Nevada limited liability company ("Maxum" or the "General Partner"), acquired the associate and general partnership interests of the Partnership previously held by Presidio AGP Corp. ("Presidio") and RAM Funding, Inc. ("RAM Funding"), respectively, pursuant to the General and Limited Partner Interest Assignment Agreement (the "Assignment Agreement"), dated as of October 10, 2001, between the General Partner, Western Real Estate Investments, LLC, a Nevada limited liability company and an affiliate of the General Partner ("Western"), RAM Funding and Presidio AGP as well as Presidio Capital Investment Company LLC, Presidio Partnership II Corp. and Bighorn Associates LLC, each of which is affiliated with RAM Funding and Presidio AGP Corp. and was a limited partner of the Partnership prior to January 1, 2002 (the "Former LPs"). Also pursuant to the Assignment Agreement, as of January 1, 2002, Western purchased all of the units of limited partnership interest in the Partnership (the "Units") owned by the Former LPs. Also during 2002, affiliates of Maxum acquired 10,389 Units on the open market. Another affiliate of Maxum acquired 9,703 Units via a tender offer. In 2003, affiliates of Maxum acquired 12,339 Units via a tender offer. Another affiliate of Maxum acquired 407 Units in 2003 from several limited partners in a series of private transactions. The Partnership redeemed and subsequently retired 4,744 Units via a repurchase program that terminated on March 10, 2004. On May 28, 2004, Western purchased 140 Units in a private transaction. On August 17, 2004, Western purchased an additional 52 Units in a series of private transactions, and on September 20, 2004, Western purchased an additional 67 Units in a private transaction. In December 2004, Western purchased an additional 1,100 Units in a series of private transactions. The Partnership redeemed and subsequently retired 2,238 Units via a repurchase program that terminated on December 20, 2004. In March 2005, Western purchased an additional 10 Units in a private transaction. On June 24, 2005, Mr. Ben Farahi, the manager of the General Partner but acting in his individual capacity, acquired 9,646 Units pursuant to a tender offer that terminated on such date. In July 2005, Mr. Farahi also acquired a total of 248 Units from two private transactions. Accordingly, as of June 30, 2005, affiliates of Maxum owned 101,840 Units, which represented 56.3% of the issued and outstanding Units of the Partnership at such date.

     An affiliate of the General Partner controls the property next to the Sierra Property (the "Adjacent Property"). The General Partner, with its affiliate, demolished and rebuilt some parts of the Sierra Property and intends to remodel, demolish and renovate other parts of the Sierra Property (the "Renovation"). As part of the Renovation, the portion of the shopping center previously occupied by Good Guys, a former anchor tenant of the Sierra Property whose lease expired on November 30, 2003, was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property. The driveway is being shared by, and provides a connection between, both properties. The portion of the Sierra Property that was demolished is now being leased to the owner of the Adjacent Property effective September 30, 2004, which enables the Partnership to make up much of the lost rental revenue previously generated by Good Guys. The total cost of the project was $2,000,000 and the Adjacent Property was responsible for two-thirds of the total cost, or $1,350,000. The Partnership is developing a master plan for the renovation and repositioning of the Sierra Property and, as part of the master plan, the Partnership is studying the possibility of adding residential use to the Renovation. The Partnership is marketing the Sierra Property to potential tenants.

     The Adjacent Property began leasing space at the Sierra Property from the previous owner in March 1992 and currently leases, in addition to the driveway, approximately 7,700 square feet of retail space at the Sierra Property at a monthly rent of approximately $5,600 plus common area expenses.

Compensation of the General Partner

     The General Partner oversees the management of the Sierra Property. The General Partner received $80,718 and $29,500 for the three months ended June 30, 2005 and 2004, respectively, for such management services. Also, pursuant to the Partnership's Second Amended and Restated Agreement of Limited Partnership (the "Amended LP Agreement"), the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including without limitation the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, the General Partner was allocated income of $26,816 for the three months ended June 30, 2005 and income of $7,436 for the three months ended June 30, 2004.

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

     The General Partner did not earn any of the above fees for the fiscal quarters ended June 30, 2005 and 2004.

     No distributions were made during the quarter ended June 30, 2005.


NOTE 4. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                  June 30, 2005        December 31, 2004
                                ------------------     -----------------
Land...........................    $ 3,198,574            $ 3,198,574
Building and improvements......     12,386,077             12,385,135
                                ------------------     -----------------
                                    15,584,651             15,583,709
Accumulated depreciation.......     (1,015,714)              (754,703)
                                ------------------     -----------------
                                    14,568,937             14,829,006
Construction in progress.......        160,748                148,870
                                ------------------     -----------------
                                   $14,729,685            $14,977,876
                                ==================     =================

     The land, buildings and improvements that constitute the Partnership's fixed assets were acquired from the former owner in lieu of foreclosure on a mortgage note receivable to the Partnership issued by the former owner, which was collateralized by such fixed assets.

NOTE 5. Other Income

     The Partnership received $1,200,000 in settlement of their lawsuit with Smith's Food King for default on their lease. Of the amount received, $318,220 was in settlement of all charges owed, the balance of $881,780 was for future rent and early termination of their lease.


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

Recent Events

     On April 27, 2005, Mr. Ben Farahi, the manager of the General Partner but acting in his individual capacity, commenced a tender offer to acquire up to 20,000 Units of the Partnership at a price of $87 per Unit. The offer to purchase was scheduled to expire on May 27, 2005. On May 27, 2005, Mr. Farahi increased the potential number of Units to be acquired to 30,000, and extended the offer to purchase until June 24, 2005. The offer to purchase expired on such date. Mr. Farahi acquired 9,646 Units as a result of the offer to purchase.

     On April 12, 2004, the Partnership filed a lawsuit against Smith's Food King ("Smith's"), a supermarket retail chain and former anchor tenant at the Sierra Property alleging that Smith's was in default of its lease for, among other things, failing to pay its share of common area expenses. On October 1, 2004, the Partnership was notified by Smith's that Smith's would vacate its leased space on October 12, 2004. Smith's had been leasing a 68,972 square-foot space at the Sierra Property, representing approximately 32.4% of the Sierra Property's rentable square footage. Smith's was contractually obligated to continue paying rent and common area maintenance charges through expiration of its lease agreement in August 2008. On February 25, 2005, the court granted the Partnership a temporary writ of restitution and Smith's appealed that decision to the Nevada Supreme Court. On April 25, 2005, the Partnership settled its lawsuit with Smith's. Per the terms of the settlement, Smith's paid the Partnership the sum of $1,200,000 of which $318,220 was in settlement of all charges owed, and the balance was for future rent and early termination of its lease at the Sierra Property. The Partnership is seeking a new tenant for the space previously occupied by Smith's.

     In an effort to maximize the financial viability of the Sierra Property, the Partnership demolished and rebuilt part of the Sierra Property, and intends to demolish, rebuild, remodel and renovate other parts of the Sierra Property (the "Renovation"). As part of the Renovation, the portion of the shopping center previously occupied by Good Guys was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the property adjacent to the Sierra Property which is controlled by an affiliate of the General partner (the "Adjacent Property"). The driveway was constructed and put into use on September 30, 2004, and is being shared by, and provides a connection between, both properties. In January 2004, the Adjacent Property entered into a lease with the Partnership for a 37,368 square foot section of the Sierra Property (including the new driveway). The Adjacent Property has begun paying rent and has a minimum lease term of 15 years at a monthly rent of $25,000, subject to increase every 60 months based on the Consumer Price Index. The Adjacent Property also uses part of the common area of the Sierra Property and pays its proportionate share of the common area expense of the Sierra Property. The Adjacent Property has the option to renew the lease for three five-year terms, and at the end of the extension period, has the option to purchase the leased section of the Sierra Property at a price to be determined based on an MAI Appraisal. The space being leased by the Adjacent Property provides pedestrian and vehicle access to the Adjacent Property, and the Adjacent Property has use of a portion of the parking spaces at the Sierra Property. The total cost of the project was $2,000,000 and the Adjacent Property was responsible for two-thirds of the total cost, or $1,350,000. Leasing this portion of the Sierra Property to the Adjacent Property will make up much of the lost rental revenue to the Partnership previously generated by Good Guys.

     Further phases of the Renovation are currently being planned with the ultimate goal of demolishing and rebuilding some parts and renovating and remodeling other parts of the Sierra Property.

Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents increased by $1,733,899 to $5,926,105 during the six months ended June 30, 2005 as compared to December 31, 2004. The increase was due to cash provided by operating activities of $1,746,719, which was partially offset by $12,820 of cash used for capital improvements at the Sierra Property. Cash provided by operating activities includes $1,200,000 received from Smith's in payment of the settlement between Smith's and the Partnership. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. The Partnership does not anticipate making any distributions of net cash provided by operating activities in the near future.

     None of the recently issued accounting standards had an effect on the Partnership's financial statements.

Real Estate Market

     The Partnership's sole fixed asset as of June 30, 2005 is the Sierra Property, which is currently in need of several new tenants. There has been substantial development of retail space in the Reno area over the past few years especially in close vicinity to the Sierra Property which has created substantial competition for the Sierra Property. Also in the past few years, the Sierra Property has lost all three of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms; one of the spaces is currently being leased on a short-term basis at a substantially reduced rental rate. The second anchor tenant space was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property, and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property commencing on September 30, 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by Good Guys. The third anchor tenant space was vacated by Smith's on October 12, 2004, and is currently vacant. The Partnership is seeking a new tenant for the space previously occupied by Smith's.

     There can be no assurances that the Partnership's plan to improve the Sierra Property's occupancy will be successful.

Results of Operations

Comparison of operating results for the three-month periods ended June 30, 2005 and 2004.

     Net income increased by $775,197 to $1,072,646 for the three-month period ended June 30, 2005 as compared to the same period in 2004. Revenues increased by $870,053 to $1,379,913 for the quarter ended June 30, 2005 as compared to the same period in 2004. The increase in revenues is mainly due to $881,780 in settlement proceeds that the Partnership received from Smith's, as well as an increase in interest income. These increases in revenues were partially offset by a decrease in rental income which was due to the fact the Sierra Property had fewer tenants during the second quarter of 2005 as compared to the same period in 2004. Occupancy and rental rates decreased for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

     Interest income increased in the quarter ended June 30, 2005 as compared to 2004 as a result of an increase of cash and an increase in interest rates.

     Costs and expenses increased by $94,856 for the three-month period ended June 30, 2005, as compared to the same period in the prior year. The increase was due to increased operating, depreciation and property management expenses of the Sierra Property, which were partially offset by lower general and administrative expenses, in the second quarter of 2005. Operating expenses increased mainly due to an increase in utilities in the three months ended June 30, 2005 as compared to the same period in the prior year. Utilities increased due to the fountains being placed in service during September 2004. General and administrative expenses decreased mainly due to lower consulting, printing and commission expenses in the 2005 second quarter as compared to the 2004 second quarter. Depreciation expense increased due to assets placed in service during September 2004. Property management fees increased due to the income from the Smith's settlement.

Comparison of operating results for the six-month periods ended June 30, 2005 and 2004.

     Net income increased by $825,315 to $1,395,173 for the six-month period ended June 30, 2005 as compared to the same period in 2004. Revenues increased by $1,042,697 to $2,133,828 for the six months ended June 30, 2005 as compared to the same period in 2004. The increase in revenues is mainly due to the $881,780 in settlement proceeds that the Partnership received from Smith's, as well as an increase in interest income, and an increase in escalations. During the period, the Partnership recognized $88,646 of escalation income (included in other income) that was previously written off as bad debt due to the settlement with Smith's and $20,208 of legal fees paid in connection with the settlement. Rental income for the first six months of 2005 remained relatively unchanged compared to the same period in 2004.

     Interest income increased in the quarter ended June 30, 2005 as compared to 2004 as a result of an increase of cash and an increase in interest rates.

     Costs and expenses increased by $217,382 for the six-month period ended June 30, 2005, as compared to the same period in the prior year. The increase was due to increased operating, general and administrative, depreciation and property management expenses of the Sierra Property in the first six months of 2005. Operating expenses increased due to overall increases in costs associated with operating the Sierra Property in the six months ended June 30, 2005 as compared to the same period in the prior year. General and administrative expenses increased due to a refund of fees received in 2004. Depreciation expense increased due to assets placed in service during September 2004. Property management fees increased due to the income from the Smith's settlement.

     The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Sierra Property to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term and long-term needs of the Partnership, except that the Partnership may need to obtain financing for the later phases of the Renovation.

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

ITEM 3 - CONTROLS AND PROCEDURES

     As of the end of the period covered by this quarterly report on Form 10-QSB, an evaluation was carried out under the supervision and with the participation of the manager of the General Partner of the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's manager has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of the Partnership's fiscal year ending December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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


                            BIGGEST LITTLE INVESTMENTS L.P.

                            BY: MAXUM LLC
                            Its General Partner


                            BY:     /S/ BEN FARAHI
                                    -------------------
                                    Ben Farahi, Manager

                            DATE:   08/10/2005

                         BIGGEST LITTLE INVESTMENTS, L.P.
                           FORM 10-QSB JUNE 30, 2005


Exhibit Index


Exhibit                                                               Page No.
-------                                                               --------

31.1        Certification pursuant to Section 302 of the Sarbanes-
            Oxley Act of 2002.                                           17

32          Certification pursuant to 18 U.S.C. Section 1350, as
            adopted pursuant to Section 906 of the Sarbanes-Oxley Act
            of 2002.                                                     18

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and I have:

         a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed, under my supervision, to ensure that material information relating to the small business issuer is made known to me, particularly during the period in which this quarterly report is being prepared:

         b) evaluated the effectiveness of the small business issuer 's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

         c) disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the small business issuer 's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting to the small business issuer 's auditors and the audit committee of small business issuer 's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

                                /s/ BEN FARAHI
                                --------------
                                    Ben Farahi
                                    Manager of the General Partner

                                    Date: 08/10/05
                                     -17-



                                                                  EXHIBIT 32

                      BIGGEST LITTLE INVESTMENTS L.P.
                        FORM 10-QSB JUNE 30, 2005

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Biggest Little Investments L.P. (the "Partnership") on Form 10-QSB for the fiscal quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:  August 10, 2005

    /s/ BEN FARAHI
    --------------
        Ben Farahi
        Manager of the General Partner
































                                     -18-