Form 10QSB
period 2005-09-30
BIGGEST LITTLE INVESTMENTS LP
filed 2005-11-14
CIK 804671

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2005


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
                          -------------------------



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Small Business Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [ ] NO [X]
















                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS

                                              SEPTEMBER 30,      DECEMBER 31,
                                                 2005               2004
                                              (UNAUDITED)
                                              ------------       ------------
ASSETS

  Real estate, net............................ $14,599,180       $14,977,876
  Cash and cash equivalents...................   6,196,638         4,192,206
  Tenant receivables..........................      17,175           154,858
                                               -----------       -----------
     Total assets............................. $20,812,993       $19,324,940
                                               ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

     Accounts payable and accrued expenses.... $    31,836       $    58,400
     Rent prepaid.............................       7,473             9,852
     Tenant deposits..........................      41,024            47,315
                                               -----------       -----------
  Total liabilities...........................      80,333           115,567
                                               -----------       -----------

  Commitments and contingencies

     Partners' equity

     Limited partners' equity (180,937 units
       issued and outstanding at 9/30/05 and
       12/31/04)..............................  20,201,506        18,716,301
     General partner's equity.................     531,154           493,072
                                               -----------       -----------
  Total partners' equity......................  20,732,660        19,209,373
                                               -----------       -----------
Total liabilities and partners' equity........ $20,812,993       $19,324,940
                                               ===========       ===========


The accompanying Notes to the Financial Statements are an integral part of these statements.

                      BIGGEST LITTLE INVESTMENTS L.P.
                      STATEMENTS OF INCOME (UNAUDITED)


                                         FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                         ---------------------------  ---------------------------
                                             2005          2004          2005         2004
                                         ------------- -------------  ------------ -------------
Revenues

  Rental income......................... $  421,568    $  441,876     $1,494,946    $1,510,819
  Other income..........................         -             -         990,634            -
  Interest income.......................     55,590        13,302        125,406        35,490
                                         -----------   -----------    ----------    ----------
     Total revenues.....................    477,158       455,178      2,610,986     1,546,309
                                         -----------   -----------    ----------    ----------
Costs and expenses

  Operating expenses....................    142,075        53,608        453,282       281,824
  General and administrative............     49,942        29,518         93,593        65,116
  Depreciation..........................    130,505        97,658        391,516       292,272
  Property management fees..............     26,522        26,888        149,308        89,734
                                         -----------   -----------    ----------    ----------
     Total costs and expenses...........    349,044       207,672      1,087,699       728,946
                                         -----------   -----------    ----------    ----------
  Net income............................ $  128,114    $  247,506     $1,523,287    $  817,363
                                         ===========   ===========    ==========    ==========



Net income attributable to:

  Limited partners...................... $  124,911    $  241,318     $1,485,205    $  796,929

  General partner.......................      3,204         6,188         38,082        20,434
                                         -----------   -----------    ----------    ----------
                                         $  128,115    $  247,506    $1,523,287    $  817,363
                                         ===========   ===========    ==========    ==========

Net income per unit of limited
  Partnership Interest.................. $     0.69    $     1.32     $     8.21    $     4.32
                                         ===========   ===========    ==========    ==========

Weighted average number of units
  Outstanding...........................    180,937       183,175        180,937       184,389


The accompanying Notes to the Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                               Limited        General        Total
                              Partners'      Partner's      Partners'
                               Equity         Equity         Equity
                             -----------    -----------    -----------
Balance - January 1, 2005    $18,716,301    $   493,072    $19,209,373

  Net income                   1,485,205         38,082      1,523,287

                             -----------    -----------    -----------
Balance - September 30, 2005 $20,201,506    $   531,154    $20,732,660
                             ===========    ===========    ===========





The accompanying Notes to the Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                    FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                   ---------------------------
                                                       2005          2004
                                                   ------------- -------------
Cash flows from operating activities

Net income......................................... $ 1,523,287   $   817,363

  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation .................................     391,516       292,272
     Decrease (increase) in tenant receivables.....     137,683       (54,191)
     Increase in construction receivables..........          -       (474,687)
     (Decrease) increase in accounts payable,
       accrued expenses, and other liabilities.....     (35,234)      591,774
                                                    -----------   -----------
    Net cash provided by operating activities......   2,017,252     1,172,531
                                                    -----------   -----------
Cash flows from investing activities

    Cash used for capital improvements.............     (12,820)     (740,439)
                                                    -----------   -----------
    Cash used in investing activities..............     (12,820)     (740,439)
                                                    -----------   -----------
Cash flows from financing activities

  Cash used for redemption of limited
    partnership units .............................          -       (360,544)
                                                    -----------   -----------
    Cash used in financing activities .............          -       (360,544)
                                                    -----------   -----------

Net increase in cash and cash equivalents             2,004,432        71,548

Cash and cash equivalents, beginning of period.....   4,192,206     4,118,298
                                                    -----------   -----------
Cash and cash equivalents, end of period........... $ 6,196,638   $ 4,189,846
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

     The results of operations for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.


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

Net Income Per Unit of Limited Partnership Interest

     Net income per unit of limited partnership interest (each individually, a "Unit" and, together, the "Units") is computed based upon the weighted average number of units outstanding (180,937 for the three and nine months ended September 30, 2005; 183,175 for the three months ended September 30, 2004; and 184,389 for the nine months ended September 30, 2004) during the period then ended.

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

Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.
                                     -7-



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

NOTE 3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     Effective January 1, 2002, Maxum LLC, a Nevada limited liability company ("Maxum" or the "General Partner"), acquired the associate and general partnership interests of the Partnership previously held by Presidio AGP Corp. ("Presidio") and RAM Funding, Inc. ("RAM Funding"), respectively, pursuant to the General and Limited Partner Interest Assignment Agreement (the "Assignment Agreement"), dated as of October 10, 2001, between the General Partner, Western Real Estate Investments, LLC, a Nevada limited liability company and an affiliate of the General Partner ("Western"), RAM Funding and Presidio AGP as well as Presidio Capital Investment Company LLC, Presidio Partnership II Corp. and Bighorn Associates LLC, each of which is affiliated with RAM Funding and Presidio AGP Corp. and was a limited partner of the Partnership prior to January 1, 2002 (the "Former LPs"). Also pursuant to the Assignment Agreement, as of January 1, 2002, Western purchased all of the units of limited partnership interest in the Partnership (the "Units") owned by the Former LPs. Also during 2002, affiliates of Maxum acquired 10,389 Units on the open market. Another affiliate of Maxum acquired 9,703 Units via a tender offer. In 2003, affiliates of Maxum acquired 12,339 Units via a tender offer. Another affiliate of Maxum acquired 407 Units in 2003 from several limited partners in a series of private transactions. The Partnership redeemed and subsequently retired 4,744 Units via a repurchase program that terminated on March 10, 2004. On May 28, 2004, Western purchased 140 Units in a private transaction. On August 17, 2004, Western purchased an additional 52 Units in a series of private transactions, and on September 20, 2004, Western purchased an additional 67 Units in a private transaction. In December 2004, Western purchased an additional 1,100 Units in a series of private transactions. The Partnership redeemed and subsequently retired 2,238 Units via a repurchase program that terminated on December 20, 2004. In March 2005, Western purchased an additional 10 Units in a private transaction. On June 24, 2005, Mr. Ben Farahi, the manager of the General Partner but acting in his individual capacity, acquired 9,646 Units pursuant to a tender offer that terminated on such date. In July, September and November 2005, Mr. Farahi also acquired a total of 348 Units from a series of private transactions. Accordingly, as of September 30, 2005, affiliates of Maxum owned 101,931 Units, which represented 56.3% of the issued and outstanding Units of the Partnership at such date.

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

     The Adjacent Property began leasing space at the Sierra Property from the previous owner in March 1992 and currently leases, in addition to the driveway, approximately 7,000 square feet of retail space at the Sierra Property at a monthly rent of approximately $6,400 plus common area expenses.

Compensation of the General Partner

     The General Partner oversees the management of the Sierra Property. The General Partner received $26,522 and $26,888 for the three months ended September 30, 2005 and 2004, respectively, for such management services. Also, pursuant to the Partnership's Second Amended and Restated Agreement of Limited Partnership (the "Amended LP Agreement"), the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including without limitation the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, the General Partner was allocated income of $3,203 for the three months ended September 30, 2005 and income of $6,188 for the three months ended September 30, 2004.

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

     The General Partner did not earn any of the above fees for the fiscal quarters ended September 30, 2005 and 2004.

     No distributions were made during the quarter ended September 30, 2005.


NOTE 4. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                September 30, 2005     December 31, 2004
                                ------------------     -----------------
Land...........................    $ 3,198,574            $ 3,198,574
Building and improvements......     12,386,077             12,385,135
                                ------------------     -----------------
                                    15,584,651             15,583,709
Accumulated depreciation.......     (1,146,219)              (754,703)
                                ------------------     -----------------
                                    14,438,432             14,829,006
Construction in progress.......        160,748                148,870
                                ------------------     -----------------
                                   $14,599,180            $14,977,876
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

Recent Events

     In July, September and November 2005, Mr. Ben Farahi, the Manager of the General Partner but acting in his individual capacity, purchased 348 Units in a series of private transactions.

     On September 1, 2005, the Partnership's Amended LP Agreement was amended to provide the General Partner with a right of first refusal to purchase Units from selling limited partners who propose to sell the Units to a purchaser which is not an existing limited partner of the Partnership. The General Partner believes that this amendment will reduce the Partnership's administrative costs and, accordingly, is in the best interests of the Partnership and its partners.

     On April 27, 2005, Mr. Ben Farahi, acting in his individual capacity, commenced a tender offer to acquire up to 20,000 Units of the Partnership at a price of $87 per Unit. The offer to purchase was scheduled to expire on May 27, 2005. On May 27, 2005, Mr. Farahi increased the potential number of Units to be acquired to 30,000, and extended the offer to purchase until June 24, 2005. The offer to purchase expired on such date. Mr. Farahi acquired 9,646 Units as a result of the offer to purchase.

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

     In an effort to maximize the financial viability of the Sierra Property, the Partnership demolished and rebuilt part of the Sierra Property, and intends to demolish, rebuild, remodel and renovate other parts of the Sierra Property (the "Renovation"). As part of the Renovation, the portion of the shopping center previously occupied by Good Guys was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the property adjacent to the Sierra Property which is controlled by an affiliate of the General Partner (the "Adjacent Property"). The driveway was constructed and put into use on September 30, 2004, and is being shared by, and provides a connection between, both properties. In January 2004, the Adjacent Property entered into a lease with the Partnership for a 37,368 square foot section of the Sierra Property (including the new driveway). The Adjacent Property has begun paying rent and has a minimum lease term of 15 years at a monthly rent of $25,000, subject to increase every 60 months based on the Consumer Price Index. The Adjacent Property also uses part of the common area of the Sierra Property and pays its proportionate share of the common area expense of the Sierra Property. The Adjacent Property has the option to renew the lease for three five-year terms, and at the end of the extension period, has the option to purchase the leased section of the Sierra Property at a price to be determined based on an MAI Appraisal. The space being leased by the Adjacent Property provides pedestrian and vehicle access to the Adjacent Property, and the Adjacent Property has use of a portion of the parking spaces at the Sierra Property. The total cost of the project was $2,000,000 and the Adjacent Property was responsible for two-thirds of the total cost, or $1,350,000. Leasing this portion of the Sierra Property to the Adjacent Property makes up much of the lost rental revenue to the Partnership previously generated by Good Guys.

     Further phases of the Renovation are currently being planned with the ultimate goal of demolishing and rebuilding some parts and renovating and remodeling other parts of the Sierra Property.

Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents increased by $2,004,432 to $6,196,638 during the nine months ended September 30, 2005 as compared to December 31, 2004. The increase was due to cash provided by operating activities of $2,017,252, which was partially offset by $12,820 of cash used for capital improvements at the Sierra Property. Cash provided by operating activities includes $1,200,000 received from Smith's in payment of the settlement between Smith's and the Partnership. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. The Partnership does not anticipate making any distributions of net cash provided by operating activities in the near future.

     None of the recently issued accounting standards had an effect on the Partnership's financial statements.

Real Estate Market

     The Partnership's sole fixed asset as of September 30, 2005 is the Sierra Property, which is currently in need of several new tenants. There has been substantial development of retail space in the Reno area over the past few years especially in close vicinity to the Sierra Property which has created substantial competition for the Sierra Property. Also in the past few years, the Sierra Property has lost all three of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms; one of the spaces is currently being leased on a short-term basis at a substantially reduced rental rate. The second anchor tenant space was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property, and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property commencing on September 30, 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by Good Guys. The third anchor tenant space was vacated by Smith's on October 12, 2004, and is currently vacant. The Partnership is seeking a new tenant for the space previously occupied by Smith's.

     There can be no assurances that the Partnership's plan to improve the Sierra Property's occupancy will be successful.


Results of Operations

Comparison of operating results for the three-month periods ended September 30, 2005 and 2004.

     Net income decreased by $119,392 to $128,114 for the three-month period ended September 30, 2005 as compared to the same period in 2004. Revenues increased by $21,980 to $477,158 for the quarter ended September 30, 2005 as compared to the same period in 2004. The increase in revenues is mainly due to an increase in interest income partially offset by a slight decrease in rental income which was due to the fact the Sierra Property had fewer tenants during the third quarter of 2005 as compared to the same period in 2004. Occupancy and rental rates decreased for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

     Interest income increased in the quarter ended September 30, 2005 as compared to 2004 as a result of an increase of cash and an increase in interest rates.

     Costs and expenses increased by $141,372 for the three-month period ended September 30, 2005, as compared to the same period in the prior year. The increase was due to increased operating, general and administrative and depreciation expenses, in the third quarter of 2005. Operating expenses increased mainly due to an increase in utilities in the three months ended September 30, 2005 as compared to the same period in the prior year.
Utilities increased due to the fountains being placed in service in the new driveway during September 2004. General and administrative expenses increased mainly due to a refund of fees received in 2004 and higher legal and accounting expenses in the 2005 third quarter as compared to the 2004 third quarter. Depreciation expense increased due to assets placed in service during September 2004.

Comparison of operating results for the nine-month periods ended September 30, 2005 and 2004.

     Net income increased by $705,924 to $1,523,287 for the nine-month period ended September 30, 2005 as compared to the same period in 2004. Revenues increased by $1,064,677 to $2,610,986 for the nine months ended September 30, 2005 as compared to the same period in 2004. The increase in revenues is mainly due to the $881,780 in settlement proceeds that the Partnership received from Smith's, as well as an increase in interest income, and an increase in escalations. During the period, the Partnership recognized $88,646 of escalation income (included in other income) that was previously written off as bad debt due to the settlement with Smith's and $20,208 of legal fees paid in connection with the settlement. Rental income for the first nine months of 2005 remained relatively unchanged compared to the same period in 2004.

     Interest income increased in the quarter ended September 30, 2005 as compared to 2004 as a result of an increase of cash and an increase in interest rates.

     Costs and expenses increased by $358,753 for the nine-month period ended September 30, 2005, as compared to the same period in the prior year. The increase was due to increased operating, general and administrative, depreciation and property management expenses of the Sierra Property in the first nine months of 2005. Operating expenses increased due to overall increases in costs associated with operating the Sierra Property in the nine months ended September 30, 2005 as compared to the same period in the prior year. General and administrative expenses increased due to a refund of fees received in 2004 partially offset by a decrease in legal and professional fees. Depreciation expense increased due to assets placed in service during September 2004. Property management fees increased due to the income from the Smith's settlement.

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

ITEM 3 - CONTROLS AND PROCEDURES

     As of the end of the period covered by this quarterly report on Form 10-QSB, an evaluation was carried out under the supervision and with the participation of the manager of the General Partner of the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's manager has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of the Partnership's fiscal year ending December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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


                            BIGGEST LITTLE INVESTMENTS L.P.

                            BY: MAXUM LLC
                            Its General Partner


                            BY:     /S/ BEN FARAHI
                                    -------------------
                                    Ben Farahi, Manager

                            DATE:   11/14/2005

                         BIGGEST LITTLE INVESTMENTS, L.P.
                          FORM 10-QSB SEPTEMBER 30, 2005


Exhibit Index


Exhibit                                                               Page No.
-------                                                               --------

31.1        Certification pursuant to Section 302 of the Sarbanes-
            Oxley Act of 2002.                                           17

32          Certification pursuant to 18 U.S.C. Section 1350, as
            adopted pursuant to Section 906 of the Sarbanes-Oxley Act
            of 2002.                                                     18

33          Amended Limited Partnership Agreement                        19

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

                                /s/ BEN FARAHI
                                --------------
                                    Ben Farahi
                                    Manager of the General Partner

                                    Date: 11/14/05
                                     -17-



                                                                  EXHIBIT 32

                      BIGGEST LITTLE INVESTMENTS L.P.
                      FORM 10-QSB SEPTEMBER 30, 2005

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Biggest Little Investments L.P. (the "Partnership") on Form 10-QSB for the fiscal quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:  November 14, 2005

    /s/ BEN FARAHI
    --------------
        Ben Farahi
        Manager of the General Partner

                                                                    EXHIBIT 33

                           AMENDMENT NO. 1 TO
         SECOND AMENDED AND RESTATED LIMITED PARTNERSHIP AGREEMENT
                    OF BIGGEST LITTLE INVESTMENTS, L.P.

     This Amendment No. 1 to Second Amended and Restated Limited Partnership Agreement (this "Amendment") of Biggest Little Investments, L.P., a Nevada limited partnership (the "Partnership"), is executed as of the 1st day of September, 2005 (the "Effective Date") and is adopted, ratified and agreed to by Maxum LLC, a Nevada limited liability company and the sole general partner of the Partnership (the "General Partner").

RECITALS
     A. Section 14.2.20 of the Partnership's Second Amended and Restated Limited Partnership Agreement (the "LP Agreement") (all capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the LP Agreement, the applicable provisions of which are incorporated herein by this reference) provides that the LP Agreement may be amended by the General Partner from time to time without the consent of the limited partners.

     B. Affiliates of the General Partner own a majority of the outstanding units of limited partnership interest in the Partnership (the "Units").

     C. The General Partner now desires to amend the LP Agreement to provide for a right of first refusal with respect to certain proposed transfers of Units to be granted to the General Partner and its Affiliates and for the Partnership to waive all transfer fees upon any exercise of such right.

     D. The General Partner believes that the right of first refusal will reduce the Partnership's administrative costs and, accordingly, is in the best interests of the Partnership and its Partners.

AGREEMENT

1. Recitals. The recitals to this Amendment are expressly incorporated herein by this reference.

2.   Section 11.3.   Section 11.3 of the LP Agreement is hereby amended by
adding the following thereto:

     (c) Right of First Refusal.

     (i) If any Limited Partner or, upon any Limited Partners' death, incompetency, bankruptcy, withdrawal or dissolution, such Limited Partner's trustee or receiver, desires to sell any of such Limited Partner's Units (a "Selling LP") to a party which is not then a Limited Partner, then the Selling LP will give notice (the "Sales Notice") to the Partnership setting forth all terms and conditions of the proposed sale (including, without limitation, the sales price, the number of Units to be sold and the identity and address of the proposed purchaser). Copies of all documentation relating to the proposed sale must be attached to such notice.

     (ii) During a period of 30 days following the Partnership's receipt of a Sales Notice, the General Partner and/or its Affiliates will have the option to purchase all of the Units proposed to be sold by the Selling LP.

     (iii) All purchases under this Section 11.3(c) must be made for the price and upon the terms set forth in the Sales Notice.

     (iv) If the option granted under this Section 11.3(c) is not exercised in the manner required under this Agreement, then the Units may be transferred to the transferee named in the Sales Notice; provided that the Units are transferred in accordance with the terms of said Sales Notice within 60 days following the expiration of the 30-day period referred to in Section 11.3(c)(ii). The purchasing party and the Selling LP or the Selling LP's trustee or receiver will execute such documents designated by the Partnership's attorney as are necessary or appropriate to evidence or effectuate such sale. If the Units are not transferred within 60 days then the Units will become subject to this Section 11.3(c) again.

     (v) For any option granted under this Agreement, the General Partner and/or its Affiliates must in the aggregate exercise the option to purchase all of the Units offered by the Selling LP or forfeit that option.

     (vi) Notwithstanding anything to the contrary contained in this Agreement, to the extent that any of the Selling LP's Units are transferred to the General Partner and/or its Affiliates pursuant to this Section 11.3(c), the Partnership shall waive any fees otherwise payable by the Selling LP in connection with such transfer.

3. Modification. Except as this Amendment specifically provides otherwise, all terms and provisions of the LP Agreement remain in full force and effect without change, modification or deletion.

4. Miscellaneous.

     (a) This Amendment shall be binding upon the Partners and their respective successors, assigns, heirs, devisees, legal representatives, executors and administrators.

     (b) The laws of the State of Nevada shall govern this Amendment, excluding any conflict of laws rules.

     (c) The headings in this Amendment are inserted for convenience and identification only and are in no way intended to describe, interpret, define or limit the scope, extent or intent of this Amendment or any of its provision.

     (d) All pronouns used in this Amendment shall be deemed to refer to the masculine, feminine or neuter, singular or plural, as the identity of the person or persons may require.


The General Partner, pursuant to Section 14.2.20 of the LP Agreement, has executed this Amendment as of the date first above written.

MAXUM LLC

By:    BEN FARAHI
       ----------
Name:  Ben Farahi
Title: Manager