Form 10KSB
period 2005-12-31
BIGGEST LITTLE INVESTMENTS LP
filed 2006-03-31
CIK 804671

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                        The Securities Exchange Act of 1934

For the Fiscal Year Ended                                      Commission File
December 31, 2005                                               Number 0-16856

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

     Indicate by check mark whether the small business issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [ ] NO [X]


     Issuer's revenues for its most recent fiscal year were $3,090,180.

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


                                   PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Biggest Little Investments L.P. (the "Partnership"), formerly Resources Accrued Mortgage Investors 2, L.P., Resources Accrued Mortgage Investors L.P. Series 87 and Resources Accrued Mortgage Investors L.P. Series 88, was organized as a Delaware limited partnership on August 14, 1986. Until January 1, 2002, the general partners of the Partnership were RAM Funding, Inc. ("RAM Funding") and Presidio AGP Corp. ("Presidio AGP"). Effective January 1, 2002, the managing general partner interest and the associate general partner interest were acquired by Maxum LLC, a Nevada limited liability company (the "General Partner"). See "Change in Control" below. On October 8, 2003, the Partnership received consents from the holders of a majority of its outstanding units of limited partnership interest ("Units") to adopt the Partnership's Second Amended and Restated Agreement of Limited Partnership (the "Amended LP Agreement"). Pursuant to the Amended LP Agreement, the Partnership was renamed "Biggest Little Investments L.P." In addition, the Amended LP Agreement provides the Partnership with the ability to leverage its property in an effort to increase the value of the Partnership, to purchase additional real estate for investment and/or development and to make or acquire additional mortgage loans or short-term loans, as well as to reinvest operating income and proceeds from the sale or refinancing of its properties or the disposition of its mortgage loans. Finally, the Amended LP Agreement permits the Partnership to repurchase Units from the limited partners. In 2004, the Partnership repurchased a total of 6,982 Units from two separate repurchase programs and subsequently retired all 6,982 Units. There were no Units repurchased in 2005.

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

     As a result of the transactions described above, the General Partner owns 100% of the general partner interests in the Partnership, and Western beneficially owns approximately 50.8% of the outstanding Units on the date hereof. In addition, as of January 1, 2002, the General Partner was appointed as the managing agent at the Sierra Property (as hereinafter defined), replacing an affiliate of RAM Funding, Presidio AGP and the Former LPs.

     Pursuant to the Assignment Agreement, RAM Funding was admitted as a non-equity special manager of the General Partner whose only right was to have the sole and exclusive authority to settle a class action litigation involving the Partnership; however, RAM Funding was not entitled to enter into any settlement agreement with respect to the class action if the Partnership would have been required to make any settlement payment unless the General Partner agreed to such proposed payment by the Partnership. On June 4, 2002, the class action was dismissed, and RAM Funding was subsequently removed as the special manager.

     In connection with the transfer of the Partnership's general partner interests to the General Partner, the principal executive offices of the Partnership were moved to 1175 W. Moana Lane, Reno, Nevada 89509, and the Partnership's telephone number was changed to (775) 825-3355.


MANAGEMENT/EMPLOYEES

     The Partnership has three employees; two of them work full time, one works part time. The business of the Partnership is managed by the General Partner and its affiliates and agents.


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

     In an effort to maximize the financial viability of the Sierra Property, the Partnership began to remodel and renovate the Property during 2004. See "Item 2. Description of Property" for a description of the Sierra Property and its tenants, and the Partnership's renovation plans to date.

COMPETITION

     The real estate business is highly competitive and the Sierra Property has active competition for tenants from similar properties in the vicinity. The Partnership is planning to renovate and upgrade the Sierra Property in order to attract and retain new tenants. See "Item 6, Management's Discussion and Analysis or Plan of Operation."

TENDER OFFERS

     On April 27, 2005, Mr. Ben Farahi, Manager of the General Partner but acting in his individual capacity, commenced a tender offer to purchase up to 20,000 Units at a price of $87 per Unit in cash. The tender offer was originally scheduled to terminate on May 27, 2005. On May 27, 2005, the tender offer was extended until June 24, 2005, and increased the potential number of Units for purchase to 30,000. The tender offer terminated on June 24, 2005. Mr. Farahi acquired 9,646 Units as a result of the tender offer.

     As of March 27, 2006, the Partnership had 180,937 Units outstanding.


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

Tenants of the Sierra Property

     One tenant of the Sierra Property currently occupies approximately 24.8% of the Sierra Property's leasable space. Bell Furniture, Inc. ("Bell"), a furniture retailer, currently occupies 52,660 square feet of the Sierra Property and pays a monthly base rent of $31,000. Bell's lease terminates on October 31, 2006.

     On April 12, 2004, the Partnership took legal action against Smith's Food King ("Smith's"), a supermarket retail chain, as it was in default of its obligation to pay common area charges and other covenants of its lease. The courts ruled in favor of the Partnership. On October 1, 2004, the Partnership was notified by Smith's, that Smith's would vacate its leased space on October 12, 2004. Smith's had been leasing a 68,972 square-foot space at the Sierra Property, representing approximately 32.4% of the Sierra Property's rentable square footage. Smith's was contractually obligated to continue paying rent and common area maintenance charges, as well as to fulfill its other obligations under its lease agreement through expiration in August 2008. On April 25, 2005, the Partnership settled its lawsuit with Smith's. Per the terms of the settlement, Smith's paid the Partnership the sum of $1.2 million in settlement of all charges owed, future rent and early termination of its lease at the Sierra Property. As a result of the settlement in favor of the Partnership, the Partnership regained control of the premises previously occupied by Smith's. The Partnership is currently marketing the space previously occupied by Smith's to potential tenants who are creditworthy.


Renovation

     In an effort to maximize the financial viability of the Sierra Property, the Partnership demolished and rebuilt part of the Sierra Property, and may demolish, rebuild, remodel and renovate other parts of the Sierra Property (the "Renovation"). As part of the Renovation, the portion of the shopping center previously occupied by Good Guys was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the adjacent property, a hotel casino, which is controlled by an affiliate of the General Partner (the "Adjacent Property"). The Partnership took an impairment charge in 2003 on the portion of the building of the Sierra Property that was demolished for this purpose. The driveway was constructed and put into use on September 30, 2004, and is being shared by, and provides a connection between, the Sierra Property and the Adjacent Property. In January 2004, the Adjacent Property entered into a lease with the Partnership for a 37,368 square foot section of the Sierra Property (including the new driveway). The Adjacent Property has begun paying rent and has a minimum lease term of 15 years at a monthly rent of $25,000, subject to increase every 60 months based on the Consumer Price Index. The Adjacent Property also uses part of the common area of the Sierra Property and pays its proportionate share of the common area expense of the Sierra Property. The Adjacent Property has the option to renew the lease for three five-year terms, and at the end of the extension period, has the option to purchase the leased section of the Sierra Property at a price to be determined based on an MAI Appraisal. The space being leased by the Adjacent Property provides pedestrian and vehicle access to the Adjacent Property, and the Adjacent Property has use of a portion of the parking spaces at the Sierra Property. The total cost of the project was $2.0 million and the Adjacent Property was responsible for two-thirds of the total cost, or $1.35 million.

     Further phases of the Renovation are currently being studied with the ultimate goal of demolishing and rebuilding some parts and renovating and remodeling other parts of the Sierra Property. Until firm plans are established for the development of the Sierra Property, we are marketing vacant spaces only to tenants willing to sign short-term leases.

     As of March 27, 2006, 51.9% of the Sierra Property's rentable square footage was occupied. The average effective monthly rent is $0.91 per occupied square foot. This does not include the driveway leased to the Adjacent Property.


Lease Expirations

     The following table details the number of tenants whose leases will expire for each of the next ten years and related information:

                                   Total Sq. Ft.    Annual Rent of      % of Gross Annual
               Number of Leases    of Expiring      Expiring Leases     Rent of Expiring
Year           Expiring            Leases           at Current Rates    Leases
----           ----------------    -------------    ----------------    -----------------
2006                  5               57,285            457,305              37.8%
2007                  8               23,306            368,044              30.4%
2008                  5               11,898            220,281              18.2%
2009                  1                2,125             36,771               3.0%
2010 through
2015                  0                   -                  -                  -

     In addition, there are eight spaces totaling approximately 12,600 square feet and representing approximately $12,100 in monthly rent that are currently being leased on a month-to-month basis.


Depreciation

     Set forth below is a table showing the carrying value, accumulated depreciation and federal tax basis (in thousands) of the Sierra Property as of December 31, 2005:

 Carrying     Accumulated                                   Federal Tax
   Value      Depreciation       Rate          Method          Basis
-----------   ------------     --------     -------------   -----------
 $ 15,597        $1,277        5-30 yrs     Straight Line    $ 16,583


Realty Taxes

     The realty tax rate for the Sierra Property for July 1, 2005 through June 30, 2006, is approximately 3.6463% of appraised value and the real estate taxes to be paid are $239,552.


Real Estate Investment Policies of the Partnership

     It is the Partnership's policy to acquire assets both for possible capital gain and for income. There are no limitations on the percentage of the Partnership's assets, which may be invested in any one investment.

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


ITEM 3. LEGAL PROCEEDINGS

     On April 12, 2004, the Partnership took legal action against Smith's Food King ("Smith's"), a supermarket retail chain, as it was in default of its obligation to pay common area charges and other covenants of its lease. The courts ruled in favor of the Partnership. On October 1, 2004, the Partnership was notified by Smith's, that Smith's would vacate its leased space on October 12, 2004. Smith's had been leasing a 68,972 square-foot space at the Sierra Property, representing approximately 32.4% of the Sierra Property's rentable square footage. Smith's was contractually obligated to continue paying rent and common area maintenance charges, as well as to fulfill its other obligations under its lease agreement through expiration in August 2008. On April 25, 2005, the Partnership settled its lawsuit with Smith's. Per the terms of the settlement, Smith's paid the Partnership the sum of $1.2 million in settlement of all charges owed, future rent and early termination of its lease at the Sierra Property. As a result of the settlement in favor of the Partnership, the Partnership regained control of the premises previously occupied by Smith's. The Partnership is marketing the space previously occupied by Smith's to potential tenants who are creditworthy.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     There is no established public trading market for the Units of the Partnership. As of March 27, 2006, there were approximately 1,534 holders of Units owning an aggregate of 180,937 Units (including Units held by affiliates of the General Partner).


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

Recent Events

     On November 1, 2005, the Partnership filed an application with the City of Reno to change the zoning of the Sierra Property from "Commercial" to "Hotel Casino." The Sierra Property has historically enjoyed "Tourist Commercial" designation under the City's Master Plan. The City of Reno is considering changing the master plan for the area where the Sierra Property is located. The application to change the zoning was made in order to protect the rights of the Sierra Property, to match the City's current Master Plan designation and to ensure that the Sierra Property's master plan does not get changed. The "Hotel Casino" zoning allows for more uses than "Commercial" zoning. On January 25, 2006, the City of Reno approved the zoning change application.

     During 2005, Mr. Ben Farahi, the Manager of the General Partner but acting in his individual capacity, purchased 568 Units in a series of private transactions.

     On September 1, 2005, the Partnership's Amended LP Agreement was amended to provide the General Partner with a right of first refusal to purchase Units from selling limited partners who propose to sell the Units to a purchaser, which is not an existing limited partner of the Partnership. The General Partner believes that this amendment will reduce the Partnership's administrative costs and, accordingly, is in the best interests of the Partnership and its partners.

     On April 27, 2005, Mr. Ben Farahi, Manager of the General Partner but acting in his individual capacity, commenced a tender offer to purchase up to 20,000 Units at a price of $87 per Unit in cash. The tender offer was originally scheduled to terminate on May 27, 2005. On May 27, 2005, the tender offer was extended until June 24, 2005, and increased the potential number of Units for purchase to 30,000. The tender offer terminated on June 24, 2005. Mr. Farahi acquired 9,646 Units as a result of the tender offer.

     On October 14, 2004, the Partnership commenced a program (the "Repurchase Program") to redeem Units from all limited partners owning fewer than 100 Units at a price of $69 per Unit in cash. Units held in employee benefit plans were not eligible for the Repurchase Program. The Partnership believed that this was an appropriate time to make this liquidity feature available to many of the limited partners. The Repurchase Program was originally scheduled to terminate on November 18, 2004. On November 18, 2004, the Repurchase Program was extended until December 20, 2004, and terminated on such date.
The effective date of the Repurchase Program was October 1, 2004. The Partnership acquired 2,238 Units as a result of the Repurchase Program and subsequently retired all 2,238 Units.

     On April 12, 2004, the Partnership took legal action against Smith's Food King ("Smith's"), a supermarket retail chain, as it was in default of its obligation to pay common area charges and other covenants of its lease. The courts ruled in favor of the Partnership. On October 1, 2004, the Partnership was notified by Smith's, that Smith's would vacate its leased space on October 12, 2004. Smith's had been leasing a 68,972 square-foot space at the Sierra Property, representing approximately 32.4% of the Sierra Property's rentable square footage. Smith's was contractually obligated to continue paying rent and common area maintenance charges, as well as to fulfill its other obligations under its lease agreement through expiration in August 2008. On April 25, 2005, the Partnership settled its lawsuit with Smith's. Per the terms of the settlement, Smith's paid the Partnership the sum of $1.2 million in settlement of all charges owed, future rent and early termination of its lease at the Sierra Property. As a result of the settlement in favor of the Partnership, the Partnership regained control of the premises previously occupied by Smith's. The Partnership is currently marketing the space previously occupied by Smith's to potential tenants who are creditworthy.

     One of the Sierra Property's anchor tenants, Good Guys, occupied 16,961 square feet, representing approximately 7.5%, of the Sierra Property's leasable space. The Good Guys' lease terminated on November 30, 2003 and the option to extend the lease was not exercised by the lessee. In an effort to maximize the financial viability of the Sierra Property, the Partnership began a process to demolish and rebuild part of the Sierra Property. As part of the Renovation, the portion of the Sierra Property previously occupied by Good Guys was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property. The Partnership took an impairment charge in 2003 on the portion of the building of the Sierra Property that was demolished for this purpose. The driveway is being shared by, and provides a connection between, both properties. In January 2004, the Adjacent Property entered into a lease with the Partnership for a 37,368 square foot section of the Sierra Property (including the new driveway). The Adjacent Property has begun paying rent with a minimum lease term of 15 years at a monthly rent of $25,000, subject to increase every 60 months based on the Consumer Price Index. The Adjacent Property also uses part of the common area of the Sierra Property and pays its proportionate share of the common area expense of the Sierra Property. The Adjacent Property has the option to renew the lease for three five-year terms, and, at the end of the extension period, will have the option to purchase the leased section of the Sierra Property at a price to be determined based on an MAI Appraisal. The leased space provides pedestrian and vehicle access to the Adjacent Property, and the Adjacent Property has use of a portion of the parking spaces at the shopping center. The total cost of the project was $2.0 million and the Adjacent Property was responsible for two-thirds of the total cost, or $1.35 million.

     Further phases of the Renovation are currently being studied with the ultimate goal of demolishing and rebuilding some parts and renovating and remodeling other parts of the Sierra Property. Until firm plans are established for the development of the Sierra Property, we are marketing vacant spaces only to tenants willing to sign short-term leases.

     On December 17, 2003, the Partnership commenced a program (the "Initial Repurchase Program") to redeem Units from all limited partners owning fewer than 100 Units at a price of $76 per Unit in cash. Units held in employee benefit plans were not eligible for the Initial Repurchase Program. The Partnership believed that this was an appropriate time to make this liquidity feature available to many of the limited partners. The Initial Repurchase Program was originally scheduled to terminate on January 27, 2004. On January

21, 2004, the Initial Repurchase Program was extended until March 10, 2004, and terminated on such date. The effective date of the Initial Repurchase Program was January 1, 2004. The Partnership acquired 4,744 Units as a result of the Initial Repurchase Program and subsequently retired all 4,744 Units.


Real Estate Market

     The Partnership's sole fixed asset as of December 31, 2005 is the Sierra Property, which is currently in need of several new tenants. There has been substantial development of retail space in the Reno area over the past few years especially in close vicinity to the Sierra Property, which has created substantial competition for the Sierra Property. Also, in the past few years, the Sierra Property has lost all of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms; one of the spaces is currently being leased on a short-term basis at a substantially reduced rental rate. The second anchor tenant space was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property, and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property since September 30, 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by Good Guys.

     There can be no assurances that the Partnership's plan to improve the Sierra Property's occupancy will be successful. Until firm plans are established for the development of the Sierra Property, we are marketing vacant spaces only to tenants willing to sign short-term leases.


Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents increased by $2,341,883 to $6,534,089 during the year ended December 31, 2005 as compared to December 31, 2004. The increase was due to cash provided by operating activities of $2,354,654, which were partially offset by $12,771 of cash used for capital improvements at the Sierra Property (see "Renovation" under Item 2. above). Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses. See "Item 7. Financial Statements - Note 2."

     During 2005, the Partnership did not make any distributions to the limited partners. The Partnership does not anticipate making any distributions of net cash provided by operating activities in the near future because such cash will be needed for renovations and enhancements to the Sierra Property, as well as for other possible investments.


RESULTS OF OPERATIONS

2005 as compared to 2004

     Net income increased by $620,679 to $1,562,285 for the year ended December 31, 2005 as compared to 2004. Revenues increased by $920,198 to $3,090,180 for the year ended December 31, 2005 as compared to the same period in 2004. The increase in net income is due to the increase in revenues partially offset by a $299,519 increase in costs and expenses. The increase in revenues was primarily due to $990,634 in escalations and settlement proceeds from the Partnership's lawsuit with Smith's, combined with an increase of $133,611 in interest income due to higher cash balances and interest rates. The increases in revenues were partially offset by a $204,047 decrease in rental revenue which is due to fewer tenants at the Sierra Property during 2005 as compared to 2004. The increase in costs and expenses in 2005 as compared to 2004, was due to increased operating, depreciation, property management fee expenses and a $148,871 write-off in costs of development not consummated (related to designs and engineering expenses for potential expansion plans to the Sierra Property that were subsequently cancelled due to changes in market conditions), partially offset by a slight decrease in general and administrative expenses. Operating expenses increased due to overall increases in costs associated with operating the Sierra

Property in 2005 as compared to the prior year. Depreciation expense increased due to assets placed in service during September 2004. Property management fees increased due to the income from the Smith's settlement.


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

Quantitative and Qualitative Disclosures about Market Risk

     The Partnership is not subject to market risk as its cash and cash equivalents are invested in short-term money market mutual funds. The Partnership has no loans outstanding.

ITEM 7.  FINANCIAL STATEMENTS







            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------


To the Partners of
Biggest Little Investments, L.P.:



We have audited the accompanying balance sheets of Biggest Little Investments, L.P. (a limited partnership) (the "Partnership") as of December 31, 2005 and 2004, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the
financial statements are free of material misstatement.    The Partnership is
not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in notes 1 and 3 to the financial statements, the Partnership has had significant transactions with related parties. Related party transactions are not arms length transactions and may not represent fair market value.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biggest Little Investments, L.P. (a limited partnership) as of December 31, 2005 and 2004, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.






/s/ Imowitz, Koenig & Co., LLP

New York, New York
March 24, 2006

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS


                                                       December 31,
                                               -------------------------
                                                   2005         2004
                                               ------------ ------------
ASSETS

  Real estate, net............................ $ 14,319,695  $ 14,977,876
  Cash and cash equivalents...................    6,534,089     4,192,206
  Receivables.................................       21,156       154,858
                                               ------------  ------------
     Total assets............................. $ 20,874,940  $ 19,324,940
                                               ============  ============

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

    Accounts payable and accrued expenses..... $     42,228  $     58,400
    Rent prepaid..............................       19,205         9,852
    Tenant deposits...........................       41,849        47,315
                                               ------------  ------------
  Total liabilities...........................      103,282       115,567
                                               ------------  ------------

  Commitments and contingencies

    Partners' equity

    Limited partners' equity (180,937 units at
     12/31/05 and 12/31/04 issued and
     outstanding).............................   20,239,528    18,716,301
    General partners' equity..................      532,130       493,072
                                               ------------  ------------
  Total partners' equity......................   20,771,658    19,209,373
                                               ------------  ------------
     Total liabilities and partners' equity... $ 20,874,940  $ 19,324,940
                                               ============  ============



The accompanying Notes to Financial Statements are an integral part of these statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
                           STATEMENTS OF OPERATIONS

                                            Years ended December 31,
                                           ---------------------------
                                               2005           2004
                                           ------------   ------------
Revenues
  Rental income.........................   $  1,908,599   $  2,112,646
  Other income..........................        990,634             -
  Interest income.......................        190,947         57,336
                                           ------------   ------------
     Net revenues.......................      3,090,180      2,169,982
                                           ------------   ------------
Costs and Expenses

  Operating expenses....................        551,034        500,839
  General and administrative............        128,519        171,410
  Depreciation..........................        522,081        430,347
  Property management fees..............        177,390        125,780
  Costs of development not consummated..        148,871             -
                                           ------------   ------------
     Total costs and expenses...........      1,527,895      1,228,376
                                           ------------   ------------
     Net income ........................   $  1,562,285   $    941,606
                                           ============   ============

Net income attributable to:

     Limited partners...................   $  1,523,227   $    918,066

     General partner....................         39,058         23,540
                                           ------------   ------------
                                           $  1,562,285   $    941,606
                                           ============   ============


NET INCOME PER UNIT OF LIMITED PARTNERSHIP
    INTEREST                               $       8.42   $       5.03
                                           ============   ============

WEIGHTED AVERAGE UNITS OUTSTANDING              180,937        182,612
                                           ============   ============



The accompanying Notes to Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                      STATEMENTS OF PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2005 AND 2004



                             Limited         General        Total
                            Partners'       Partners'     Partners'
                              Equity         Equity        Equity
                           ------------   ------------   -----------
Balance, December 31, 2003 $ 18,313,201   $    469,532   $18,782,733
  Net income..............      918,066         23,540       941,606
  Limited partnership unit
   redemption.............     (514,966)            -       (514,966)
                           ------------   ------------   -----------
Balance, December 31, 2004   18,716,301        493,072    19,209,373
  Net income..............    1,523,227         39,058     1,562,285
                           ------------   ------------   -----------
Balance, December 31, 2005 $ 20,239,528   $    532,130   $20,771,658
                           ============   ============   ===========


The accompanying Notes to Financial Statements are an integral part of these statements.

                      BIGGEST LITTLE INVESTMENTS L.P.
                          STATEMENTS OF CASH FLOWS



                                                Years ended December 31,
                                                -------------------------
                                                    2005          2004
                                                ------------  -----------
Cash flows from operating activities:
  Net income .................................. $  1,562,285  $   941,606
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation.............................      522,081      430,347
      Costs of development not consummated.....      148,871           -
   Changes in assets and liabilities:
      Decrease (increase) in receivables.......      133,702      (62,162)
      Decrease in accounts payable, accrued
       expenses, prepaid rent and rent
       deposits................................      (12,285)      (1,685)
                                                ------------  -----------
    Net cash provided by
      operating activities.....................    2,354,654    1,308,106
                                                ------------  -----------

Cash flows from investing activities
  Capital improvements.........................      (12,771)    (719,232)
                                                ------------  -----------
     Net cash used in investing activities.....      (12,771)    (719,232)
                                                ------------  -----------
Cash flows from financing activities:
  Cash used for redemption of limited
   partnership units...........................           -      (514,966)
                                                ------------  -----------
     Net cash used in financing activities.....           -      (514,966)
                                                ------------  -----------

Net increase in cash...........................    2,341,883       73,908

Cash and cash equivalents, beginning of year...    4,192,206    4,118,298
                                                ------------  -----------
Cash and cash equivalents, end of year......... $  6,534,089  $ 4,192,206
                                                ============  ===========





The accompanying Notes to Financial Statements are an integral part of these statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND PLAN OF OPERATION

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

     On December 17, 2003, the Partnership commenced a program (the "Initial Repurchase Program") to redeem Units from all limited partners owning fewer than 100 Units at a price of $76 per Unit in cash. Units held in employee benefit plans were not eligible for the Initial Repurchase Program. The Initial Repurchase Program was originally scheduled to terminate on January 27, 2004. On January 21, 2004, the Initial Repurchase Program was extended until March 10, 2004, and terminated on such date. The effective date of the Initial Repurchase Program was January 1, 2004. The Partnership acquired 4,744 Units as a result of the Initial Repurchase Program and subsequently retired all 4,744 Units.

     On October 14, 2004, the Partnership commenced a program (the "Repurchase Program") to redeem Units from all limited partners owning fewer than 100 Units at a price of $69 per Unit in cash. Units held in employee benefit plans were not eligible for the Repurchase Program. The Repurchase Program was originally scheduled to terminate on November 18, 2004. On November 18, 2004, the Repurchase Program was extended until December 20, 2004, and terminated on such date. The effective date of the Repurchase Program was October 1, 2004.
 The Partnership acquired 2,238 Units as a result of the Repurchase Program and subsequently retired all 2,238 Units.

     On September 1, 2005, the Partnership's Amended LP Agreement was amended to provide the General Partner with a right of first refusal to purchase Units from selling limited partners who propose to sell the Units to a purchaser, which is not an existing limited partner of the Partnership.

     On November 1, 2005, the Partnership filed an application with the City of Reno to change the zoning of the Sierra Property from "Commercial" to "Hotel Casino." The Sierra Property has historically enjoyed "Tourist Commercial" designation under the City's master plan. The City of Reno is considering changing the master plan for the area where the Sierra Property is located. The application to change the zoning was made in order to protect the rights of the Sierra Property, to match the City's current master plan designation and to ensure that the Sierra Property's master plan does not get changed. The "Hotel Casino" zoning allows for more uses than "Commercial" zoning. On January 25, 2006, the City of Reno approved the zoning change application.

     Until firm plans are established for the development of the Sierra Property, the Partnership is marketing vacant spaces only to tenants willing to sign short-term leases. The Sierra Property is approximately 48% vacant.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Provision for Impairment

     Property is stated at cost, less accumulated depreciation. Since acquisition, property has been depreciated principally on a straight-line basis over the estimated service lives as follows:

     Land improvements ...........    5 years
     Buildings ...................   30 years
     Building improvements ....... 5-30 years

     The Partnership evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. Indicators which could trigger an impairment review include legal and regulatory factors, market conditions and operational performance. Any resulting impairment loss, measured as the difference between the carrying amount and the fair value of the assets, could have a material adverse impact on the Partnership's financial condition and results of operations. Per Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," a long-lived asset shall be tested for recoverability whenever, among other events, a current expectation that, more likely than not, it will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

Cash and Cash Equivalents

     For the purpose of the statements of cash flows, the Partnership considers all short-term investments, which have original maturities of three months or less to be cash equivalents. Substantially all of the Partnership's cash and cash equivalents are held at one financial institution.

Concentration of Credit Risk

     The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in a savings account and certificate of deposit. Cash balances exceeded these insured levels during the year.

Revenue Recognition

     Rental revenues are based on lease terms and recorded as income when earned and when they can be reasonably estimated. Rent increases are generally based on the Consumer Price Index. Leases generally require tenants to reimburse the Partnership for certain operating expenses applicable to their leased premises. These costs and reimbursements have been included in operating expenses and rental income, respectively.

Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term maturity of these instruments.

Net Income Per Unit of Limited Partnership Interest

     Net income per Unit is computed based upon the weighted average number of Units outstanding (180,937 Units at December 31, 2005 and 182,612 Units at December 31, 2004) during the year.

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

     On an ongoing basis, the Partnership evaluates its estimates, including those related to bad debts, contingencies and litigation. The Partnership bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recently Issued Accounting Standards

     In 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Correction," which requires that all voluntary changes in accounting principle should be accounted for by retrospective application, unless impracticable to do so. Retrospective application is defined as the application of a different accounting principle to prior accounting periods as if that principle had always been used. SFAS No. 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

     In 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47), which clarifies certain aspects of SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that companies estimate the fair value of asset retirement obligations, including the removal of asbestos containing material, and record such obligation in the financial statements. FIN 47 clarifies that a legal obligation in which the timing or method of settlement is conditional on a future event that may or may not be within the control of the entity is within the scope of SFAS No. 143. The Partnership adopted FIN 47 in 2005 and the adoption had no impact on the Partnership's financial statements.

     In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") on Issue No. 04-05, "Determining Whether a
General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF 04-05"). EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF 04-05 became effective on June 29, 2005, for all newly formed or modified limited partnership arrangements and January 1, 2006 for all existing limited partnership arrangements. The Partnership believes that the adoption of this standard will not have any effect on its financial statements.


NOTE 3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     Effective January 1, 2002, Maxum acquired the associate and general partnership interests of the Partnership previously held by Presidio and RAM Funding, respectively, pursuant to the Assignment Agreement, dated as of October 10, 2001, between the General Partner, Western Real Estate Investments, LLC, a Nevada limited liability company and an affiliate of the General Partner ("Western"), RAM Funding and Presidio as well as Presidio Capital Investment Company LLC, Presidio Partnership II Corp. and Bighorn Associates LLC, each of which is affiliated with RAM Funding and Presidio AGP Corp. and was a limited partner of the Partnership prior to January 1, 2002 (the "Former LPs"). Also pursuant to the Assignment Agreement, as of January 1, 2002, Western purchased all of the Units of limited partnership interest in the Partnership owned by the Former LPs ("Former LP Units"). However, the Former LPs reserved their rights to the proceeds from the settlement of a class action litigation, which was subsequently settled. Also, during 2002, affiliates of Maxum acquired 10,389 Units on the open market. Another affiliate of Maxum acquired 9,703 Units via a tender offer. In 2003, affiliates of Maxum acquired 12,339 Units via a tender offer. Another affiliate of Maxum acquired 407 Units in 2003 from several limited partners in a series of private transactions. In 2004, an affiliate of Maxum acquired 1,359 Units from several limited partners in a series of private transactions. During 2005, Mr. Ben Farahi, the Manager of the General Partner but acting in his individual capacity, acquired 568 Units from several limited partners in a series of private transactions. Also during 2005, Mr. Ben Farahi, Manager of the General Partner but acting in his individual capacity, acquired 9,646

Units via a tender offer. Accordingly, as of December 31, 2005, affiliates of Maxum owned 102,160 Units, which represented 56.5% of the issued and outstanding Units at such date.

     An affiliate of the General Partner controls a hotel casino property located next to the Sierra Property (the "Adjacent Property"). The General Partner demolished and rebuilt some parts of the Sierra Property and may remodel, demolish and renovate other parts, of the Sierra Property (the "Renovation") in an attempt to improve the financial viability of the Sierra Property. As part of the Renovation, the portion of the shopping center previously occupied by Good Guys, a former anchor tenant of the Sierra Property whose lease expired on November 30, 2003, was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property. The Partnership took an impairment charge in 2003 on the portion of the building of the Sierra Property that was demolished. The driveway was constructed and put into use on September 30, 2004, and is being shared by, and provides a connection between, both properties. In January 2004, the Adjacent Property entered into a lease with the Partnership for a section of the Sierra Property (including the new driveway). The Adjacent Property began paying rent on September 30, 2004, and has a minimum lease term of 15 years at a monthly rent of $25,000, subject to increases every 60 months based on the Consumer Price Index. The Adjacent Property also uses part of the common area of the Sierra Property and pays its proportionate share of the common area expense of the Sierra Property. The Adjacent Property has the option to renew the lease for three five-year terms, and at the end of the extension period, has the option to purchase the leased section of the Sierra Property at a price to be determined based on an MAI Appraisal. The space being leased by the Adjacent Property provides pedestrian and vehicle access to the Adjacent Property, and the Adjacent Property has use of a portion of the parking spaces at the Sierra Property. The total cost of the project was $2.0 million and the Adjacent Property was responsible for two-thirds of the total cost, or $1.35 million.

     The Adjacent Property began leasing space at the Sierra Property from the previous owner in March 1992 and currently leases retail space at the Sierra Property at a monthly rent of approximately $7,850, plus common area expenses.

     The Partnership received $446,371 (including approximately $23,000 which had not been recorded in prior years) and $153,047 in rental revenue and common area charges during 2005 and 2004, respectively, for the driveway and the retail space.

     The Adjacent Property is currently leasing sign space from the Partnership. The lease took effect in March 2005 for a monthly rate of $1. The lease was being renewed for one year with for a monthly lease of $1,000 and was effective January 1, 2006.

     The Partnership had approximately $3,800 in related party receivables at December 31, 2004.

     Accounting rules define transactions with related parties as transactions, which are not arms length in nature and, therefore, may not represent fair market value.

     See Note 1.

Compensation of the General Partner

     The General Partner is the manager of the Sierra Property. The General Partner received $177,390 and $125,780 for the years ended December 31, 2005, and 2004, respectively for such management services. Also, pursuant to the Amended LP Agreement, the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including without limitation the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, for the year ended December 31, 2005, the General Partner was allocated $39,058 of income.

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

     For the fiscal year ended December 31, 2004, the General Partner earned approximately $65,732 in development fees, which has been capitalized as a cost of the building and improvements. The General Partner did not earn any development fees during 2005.

     No distributions were made for the fiscal years ended December 31, 2005 and 2004.


NOTE 4. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                December 31,        December 31,
                                    2005                2004
                                ------------        ------------
Land........................... $  3,198,574        $  3,198,574
Building and improvements......   12,387,905          12,385,135
                                ------------        ------------
                                  15,586,479          15,583,709
Accumulated depreciation.......   (1,276,784)           (754,703)
                                ------------        ------------
                                  14,309,695          14,829,006
Construction in progress.......       10,000             148,870
                                ------------        ------------
                                $ 14,319,695        $ 14,977,876
                                ============        ============

     The land, buildings and improvements that constitute the Partnership's fixed assets were acquired from High Cash in lieu of foreclosure on a mortgage note receivable to the Partnership from High Cash, which was collateralized by such fixed assets.


NOTE 5. MINIMUM FUTURE RENTAL REVENUES

     The Partnership leases office space to various tenants under a variety of terms, including escalation provisions, renewal options and obligations of the tenants to reimburse operating expenses.

     The aggregate future minimum fixed lease payments receivable under noncancellable leases at December 31, 2005, are as follows:

          2006 .......... $ 1,273,276
          2007 ..........     695,872
          2008 ..........     519,123
          2009 ..........     324,514
          2010 ..........     300,000
          Thereafter ....   2,700,000
                          -----------
                          $ 5,812,785
                          ===========

     Two tenants accounted for approximately 44% of base rental revenue during 2005.


NOTE 6. OTHER INCOME

     In 2005, the Partnership received $1,200,000 in settlement of its lawsuit with Smith's Food King for default on its lease. Of the amount received, $318,220 was in settlement of all charges owed, the balance of $881,780 was for future rent and early termination of its lease.

NOTE 7. RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

     A reconciliation of net income per financial statements to the tax basis of accounting is as follows:

                                         Year ended December 31,
                                       --------------------------
                                            2005         2004
                                       ------------- ------------
Net income per financial statements    $  1,562,285  $   941,606
Reconciliation of net income per books
  to tax basis accounting:
     Depreciation                           162,640    (267,258)
     Prepaid rent                             9,354      (1,994)
     Other tax adjustments                    9,472          -
                                       ------------- ------------
Net income per tax basis               $  1,743,751  $   672,354
                                       ============= ============


     The differences between the Partnership's net assets per financial statements and tax basis of accounting are as follows:

                                         Year ended December 31,
                                       --------------------------
                                            2005         2004
                                       ------------- ------------
Net assets per financial statements    $ 20,771,658  $ 19,209,373
Reconciliation of net income per books
  to tax basis accounting:
     Tax basis in Property                  986,040       986,653
     Accumulated depreciation               (38,540)     (201,190)
     Prepaid rent                            19,205         9,861
Syndication costs                         2,230,944     2,230,944
Other tax adjustments                        10,085            -
                                       ------------- ------------
Net assets per tax basis               $ 23,979,392  $ 22,235,641
                                       ============= ============

NOTE 8. LITIGATION

     On April 12, 2004, the Partnership took legal action against Smith's as it was in default of its obligation to pay common area charges and other covenants of its lease. The courts ruled in favor of the Partnership. On October 1, 2004, the Partnership was notified by Smith's Food King ("Smith's"), a supermarket retail chain, that Smith's would vacate its leased space on October 12, 2004. Smith's had been leasing a 68,972 square-foot space at the Sierra Property, representing approximately 32.4% of the Sierra Property's rentable square footage. Smith's was contractually obligated to continue paying rent and common area maintenance charges, as well as to fulfill its other obligations under its lease agreement through expiration in August 2008. On April 25, 2005, the Partnership settled its lawsuit with Smith's. Per the terms of the settlement, Smith's paid the Partnership the sum of $1.2 million in settlement of all charges owed, future rent and early termination of its lease at the Sierra Property. As a result of the settlement in favor of the Partnership, the Partnership regained control of the premises previously occupied by Smith's. The Partnership is currently marketing the space previously occupied by Smith's to potential tenants who are creditworthy.

NOTE 9. COSTS OF DEVELOPMENT NOT CONSUMMATED

     Costs of development not consummated consist of design and engineering expenses for potential renovation plans that were subsequently cancelled.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the manager of the General Partner of the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's manager has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Partnership's internal control over financial reporting (as defined in Rule 13a- 15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of the Partnership's fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Partnership has no officers or directors. The General Partner, Maxum LLC, a Nevada limited liability company, has managed and controlled substantially all of Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. Mr. Ben Farahi has been the sole manager of the General Partner since its formation in 2001 and, as such, exercises the powers associated with the board of directors and executive officers of a corporation.

     Mr. Farahi, age 53, has been, for the past ten years, Co-Chairman of the Board, Chief Financial Officer, Secretary, and Treasurer of Monarch Casino & Resort, Inc. which, through its wholly-owned subsidiary Golden Road Motor Inn, Inc. ("Golden Road"), a Nevada company, owns and operates the tropically themed Atlantis Casino Resort in Reno, Nevada. Since September 1, 1978, Mr. Farahi is also a partner in Farahi Investment Company, which is involved in real estate investment and development. Mr. Farahi is also the Manager of the General Partner. Mr. Farahi holds a mechanical engineering degree from the University of California at Berkeley and a MBA degree in accounting from the California State University, Hayward.

     Although the Partnership does not have a board of directors or, accordingly, an audit committee, Mr. Farahi, as the managing member of the General Partner, qualifies as a "financial expert" as defined by the Securities and Exchange Commission in accordance with the Sarbanes-Oxley Act of 2002.


ITEM 10. EXECUTIVE COMPENSATION

     Under the Partnership's partnership agreement, the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including without limitation the Partnership's cash flow from operations and disposition proceeds. For the fiscal year ended December 31, 2005, the General Partner was allocated an aggregate of $43,594 of taxable income from the Partnership. See "Item 12. Certain Relationships and Related Transactions" for information regarding amounts paid to affiliates of the General Partner by the Partnership for services provided by them in fiscal year 2005. The General Partner is the manager of the Sierra Property and received $177,390 in 2005 for such management services. Also, pursuant to the Amended LP Agreement, the General Partner earned approximately $65,732 in development fees from the Partnership in 2004 but did not earn any such development fees in 2005.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     (a)  Security Ownership of Certain Beneficial Owners.

     Except as set forth below, no person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 27, 2006:

                                           Number of         % of
Name of Beneficial owners                  Units Owned       Class
------------------------------------------------------------------
Western Real Estate Investments, LLC(1)    91,902            50.8%
Ben Farahi(2)                             102,399(3)         56.6%
John Farahi(4)                             91,902(5)         50.8%
Bob Farahi(4)                              91,902(5)         50.8%

       (1) The principal business address of Western, an affiliate of the General Partner, is 1175 West Moana Lane, Suite 200, Reno, Nevada 89509.
       (2) Mr. Farahi's principal business address is 1175 West Moana Lane, Suite 200, Reno, Nevada 89509.
       (3) Includes 10,497 Units held directly by Mr. Ben Farahi and 91,902 Units owned by Western with respect to which Mr. Farahi shares beneficial ownership.
       (4) Messrs. John Farahi's and Bob Farahi's principal business address is 1175 West Moana Lane, Suite 200, Reno, Nevada 89509.
       (5) Represents 91,902 Units owned by Western with respect to which Messrs. Farahi share beneficial ownership.


     (b)  Security Ownership of Management.

     At March 27, 2006, neither the General Partner nor its members, manager or affiliates owned any Units except as indicated in (a) above.


     (c)  Changes in Control.

     There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective January 1, 2002, Maxum acquired the associate and general partnership interests of the Partnership previously held by Presidio and RAM Funding, respectively, pursuant to the Assignment Agreement, dated as of October 10, 2001, between the General Partner, Western Real Estate Investments, LLC, a Nevada limited liability company and an affiliate of the General Partner ("Western"), RAM Funding and Presidio as well as Presidio Capital Investment Company LLC, Presidio Partnership II Corp. and Bighorn Associates LLC, each of which is affiliated with RAM Funding and Presidio AGP Corp. and was a limited partner of the Partnership prior to January 1, 2002 (the "Former LPs"). Also pursuant to the Assignment Agreement, as of January 1, 2002, Western purchased all of the Units of limited partnership interest in the Partnership owned by the Former LPs ("Former LP Units"). However, the

Former LPs reserved their rights to the proceeds from the settlement of a class action litigation, which was subsequently settled. Also, during 2002, affiliates of Maxum acquired 10,389 Units on the open market. Another affiliate of Maxum acquired 9,703 Units via a tender offer. In 2003, affiliates of Maxum acquired 12,339 Units via a tender offer. Another affiliate of Maxum acquired 407 Units in 2003 from several limited partners in a series of private transactions. In 2004, an affiliate of Maxum acquired 1,359 Units from several limited partners in a series of private transactions. During 2005, affiliates of Maxum acquired 568 Units from several limited partners in a series of private transactions. Also during 2005, Mr. Ben Farahi, Manager of the General Partner but acting in his individual capacity, acquired 9,646 Units via a tender offer. Accordingly, as of December 31, 2005, affiliates of Maxum owned 102,160 Units, which represented 56.5% of the issued and outstanding Units at such date.

     During the Partnership's fiscal years ended December 31, 2005 and 2004, the Partnership's general partners were not entitled to any payment for services from or with respect to the Partnership. However, pursuant to the Partnership's partnership agreement, the general partner(s) are entitled to receive 2.5% of Partnership's income, loss, capital and distributions (2.45% to the managing general partner and .05% to the associate general partner) including without limitation the Partnership's cash flow from operations and disposition proceeds. Under the Assignment Agreement (as defined in "CHANGE IN CONTROL" under Item 1.), the General Partner purchased the interests of both previous general partners. Pursuant to the Amended LP Agreement, there is no longer an associate general partner, and, therefore, the General Partner is entitled to receive the entire 2.5%. Based on the settlement agreement, however, the former general partners were not entitled to any of the Class Action settlement proceeds and were, accordingly, not allocated any taxable income associated with the settlement proceeds. For the year ended December 31, 2005, the General Partner was allocated $39,058 of income from operations.

     The General Partner is the manager of the Sierra Property. The General Partner received $177,390 and $125,780 for the years ended December 31, 2005, and 2004, respectively for such management services.

     An affiliate of the General Partner controls the Adjacent Property. In order to increase traffic flow to the Sierra Property, the Partnership has constructed a new driveway and traffic signal to make it easier for customers from the Adjacent Property to visit the Sierra Property. As part of the development, the portion of the Sierra Property previously occupied by Good Guys was demolished for the purpose of creating in its place the new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property. The Partnership took an impairment charge in 2003 on the portion of the building of the Sierra Property that was demolished for this purpose. The driveway is being shared by, and provides a connection between, both properties. The portion of the Sierra Property that was demolished is being leased to the owner of the Adjacent Property for $25,000 per month, which enables the Partnership to make up much of the lost rental revenue previously generated by Good Guys. The Adjacent Property has the option to renew the lease for three five-year terms, and at the end of the extension period, has the option to purchase the leased section of the Sierra Property at a price to be determined based on an MAI appraisal. The space being leased by the Adjacent Property provides pedestrian and vehicle access to the Adjacent Property, and the Adjacent Property has use of a portion of the parking spaces at the Sierra Property. The total cost of the project was $2.0 million and the Adjacent Property was responsible for two-thirds of the total cost, or $1.35 million.

     The Adjacent Property began leasing space at the Sierra Property from the previous owner in March 1992 and currently leases retail space at the Sierra Property at a monthly rent of approximately $7,850, plus common area expenses.

     The Partnership received $446,371 (including approximately $23,000 for prior years) and $153,047 in rental revenue and common area charges during 2005 and 2004, respectively, for the driveway and the retail space.

     The Adjacent Property is currently leasing sign space from the Partnership. The lease took effect in March 2005 for a monthly rate of $1. The lease is currently being renewed for another year with a proposed monthly lease of $1,000 to be effective January 1, 2006. The Adjacent Company's Board of Directors must approve the proposed lease renewal.

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

     For the fiscal year ended December 31, 2004, the General Partner earned approximately $65,732 in development fees, which has been capitalized as a cost of the building and improvements. The General Partner did not earn any development fees during 2005.

     Accounting rules define transactions with related parties as transactions, which are not arms length in nature and, therefore, may not represent fair market value.

     During the course of negotiations with related parties, the General Partner has conducted research in an attempt to obtain current and comparable market data for the purpose of being informed on current trends so that its transactions with related parties approximate fair market value.


ITEM 13. EXHIBITS

     The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The General Partner has reappointed Imowitz, Koenig & Co., LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2005.

Audit Fees. The Partnership was billed by Imowitz, Koenig & Co., LLP audit fees of approximately $25,500 and $23,500 for the years ended December 31, 2005 and 2004, respectively.

Audit Related Fees. The Partnership did not pay any audit related fees to Imowitz, Koenig & Co., LLP for the years ended December 31, 2005 and 2004.

Tax Fees. The Partnership was billed by Imowitz, Koenig & Co., LLP fees for tax services of approximately $16,500 and $9,500 for the years ended December 31, 2005 and 2004, respectively.

Other Fees. The Partnership did not pay any other fees to Imowitz, Koenig & Co., LLP for the years ended December 31, 2005 and 2004.




                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIGGEST LITTLE INVESTMENTS L.P.

By:  MAXUM LLC
     General Partner


By:  /s/ Ben Farahi                                       Date
     --------------
         Ben Farahi, Manager                              March 30, 2006


     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                    Title                   Date

     /s/ Ben Farahi             Manager of                March 30, 2006
     --------------         the General Partner
         Ben Farahi

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

4.

  (A)     Amendment No. 1 to Second Amended and Restated
          Limited Partnership Agreement of Biggest Little
          Investments, L.P. is filed herewith as Exhibit
          4(A).



                                     -29-



  (B)     Second Amended and Restated Limited Partnership
          Agreement of the Partnership (incorporated by reference to Exhibit 4A to the Partnership's
          Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10,
          2003.

  (C)     Amended and Restated Agreement of Limited
          Partnership of the Partnership (incorporated by reference to Exhibit 3A to Post-Effective
          Amendment No. 2).

  (D)     Amendment No. 1 to Amended and Restated Partnership
          Agreement dated as of June 1, 1988 (incorporated by reference to Exhibit 4(B) of the Partnership's
          Annual Report on Form 10-K for the fiscal year 1988
          (the "1988 10-K")).

  (E)     Amendment No. 2 to Amended and Restated Partnership
          Agreement (incorporated by reference to Supplement
          No. 1 dated August 12, 1988 to the Prospectus filed by the Partnership with the Securities and Exchange
          Commission pursuant to Rules 424(b)(3) and 424(c) of the Securities Act of 1933).

  (F)     Amendment to Amended and Restated Agreement of
          Limited Partnership dated as of January 1, 2002.
          (incorporated by reference to Exhibit 4(D) of the 2001 Form 10-KSB).

  (G)     Amendment to Amended and Restated Agreement of
          Limited Partnership dated as of January 1, 2002
          (incorporated by reference to Exhibit 4(E) of the 2001 Form 10-KSB).

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


                                     -30-



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

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and I have:

         a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed, under my supervision, to ensure that material information relating to the small business issuer is made known to me, particularly during the period in which this annual report is being prepared:

         b) evaluated the effectiveness of the small business issuer 's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

         c) disclosed in this annual report any change in the small business issuer 's internal control over financial reporting that occurred during the small business issuer 's most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the small business issuer 's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting to the small business issuer 's auditors:

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer 's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer 's internal control over financial reporting.



                                          /s/ Ben Farahi
                                          --------------
                                              Ben Farahi
                                              Manager of the General Partner

                                              Date: 3/30/06

                                                                    Exhibit 32

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Biggest Little Investments L.P. (the "Partnership"), on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:  March 30, 2006          /s/ Ben Farahi
                               --------------
                                   Ben Farahi,
                                   Manager of the General Partner

(..continued)