Form 10QSB
period 2006-03-31
BIGGEST LITTLE INVESTMENTS LP
filed 2006-05-15
CIK 804671

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2006


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
















                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS

                                                MARCH 31,        DECEMBER 31,
                                                  2006               2005
                                               (UNAUDITED)
                                              ------------       ------------
ASSETS

  Real estate, net............................ $14,189,133       $14,319,695
  Cash and cash equivalents...................   6,829,086         6,534,089
  Receivables.................................      11,669            21,156
                                               -----------       -----------
     Total assets............................. $21,029,888       $20,874,940
                                               ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

     Accounts payable and accrued expenses.... $    83,682       $    42,228
     Rent prepaid.............................       5,142            19,205
     Tenant deposits..........................      45,319            41,849
                                               -----------       -----------
  Total liabilities...........................     134,143           103,282
                                               -----------       -----------

  Commitments and contingencies

     Partners' equity

     Limited partners' equity (180,937 units
       issued and outstanding at 3/31/06 and
       12/31/05)..............................  20,360,513        20,239,528
     General partner's equity.................     535,232           532,130
                                               -----------       -----------
  Total partners' equity......................  20,895,745        20,771,658
                                               -----------       -----------
Total liabilities and partners' equity........ $21,029,888       $20,874,940
                                               ===========       ===========


The accompanying Notes to the Financial Statements are an integral part of these statements.

                      BIGGEST LITTLE INVESTMENTS L.P.
                      STATEMENTS OF INCOME (UNAUDITED)


                                                   FOR THE THREE MONTHS ENDED
                                                   --------------------------
                                                     MARCH 31,     MARCH 31,
                                                       2006          2005
                                                   ------------  ------------
Revenues

  Rental income.................................... $   445,360   $   617,445
  Other income.....................................          -        108,854
  Interest income..................................      76,258        27,616
                                                    -----------   -----------
     Total revenues................................     521,618       753,915
                                                    -----------   -----------
Costs and expenses

  Operating expenses...............................     199,888       240,684
  General and administrative.......................      43,102        18,131
  Depreciation.....................................     130,562       130,505
  Property management fees.........................      23,979        42,068
                                                    -----------   -----------
     Total costs and expenses......................     397,531       431,388
                                                    -----------   -----------
  Net income....................................... $   124,087   $   322,527
                                                    ===========   ===========



Net income attributable to:

  Limited partners................................. $   120,985   $   314,464

  General partner..................................       3,102         8,063
                                                    -----------   -----------
                                                    $   124,087   $   322,527
                                                    ===========   ===========

Net income per unit of limited partnership
  interest (180,937 weighted average units
  outstanding at March 31, 2006 and March 31,
  2005)............................................ $      0.67   $      1.74
                                                    ===========   ===========


The accompanying Notes to the Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                               Limited        General        Total
                              Partners'      Partner's      Partners'
                               Equity         Equity         Equity
                             -----------    -----------    -----------
Balance - January 1, 2006    $20,239,528    $   532,130    $20,771,658

  Net income                     120,985          3,102        124,087
                             -----------    -----------    -----------
Balance - March 31, 2006     $20,360,513    $   535,232    $20,895,745
                             ===========    ===========    ===========





The accompanying Notes to the Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                    FOR THE THREE MONTHS ENDED
                                                    --------------------------
                                                      MARCH 31,    MARCH 31,
                                                        2006         2005
                                                    -----------  ------------
Cash flows from operating activities

Net income......................................... $   124,087  $    322,527

  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation..................................     130,562       130,505
     Decrease (increase) in receivables............       9,487      (196,873)
     Increase (decrease) in accounts payable,
       accrued expenses, rent prepaid and tenant
       deposits....................................      30,861       (25,490)
                                                    -----------  ------------
    Net cash provided by operating activities......     294,997       230,669
                                                    -----------  ------------
Cash flows from investing activities

  Cash used for capital improvements...............          -         (2,819)
                                                    -----------  ------------
    Cash used in investing activities..............          -         (2,819)

                                                    -----------  ------------
Net increase in cash and cash equivalents..........     294,997       227,850

Cash and cash equivalents, beginning of period.....   6,534,089     4,192,206
                                                    -----------  ------------
Cash and cash equivalents, end of period........... $ 6,829,086  $  4,420,056
                                                    ===========  ============



The accompanying Notes to the Financial Statements are an integral part of these statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL INFORMATION

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Biggest Little Investments L.P. (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31, 2005. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2005, was derived from audited financial statements at such date.

     The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year or for any other period.


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

Concentration of Credit Risk

     The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in a savings account and certificate of deposit. Cash balances exceeded these insured levels during the period.

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

Net Income Per Unit of Limited Partnership Interest

     Net income per unit of limited partnership interest (each individually, a "Unit" and, together, the "Units") is computed based upon the weighted average number of units outstanding (180,937 for the three months ended March 31, 2006 and 2005) during the period then ended.

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

Recently Issued Accounting Standards

     In 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Correction," which requires that all voluntary changes in accounting principle should be accounted for by retrospective application, unless impracticable to do so. Retrospective application is defined as the application of a different accounting principle to prior accounting periods as if that principle had always been used. SFAS No. 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard had no effect on the Partnership's financial statements.

     In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") on Issue No. 04-05, "Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF 04-05"). EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF 04-05 became effective on June 29, 2005, for all newly formed or modified limited partnership arrangements and January 1, 2006 for all existing limited partnership arrangements. The Partnership believes that the adoption of this standard had no effect on the Partnership's financial statements.


NOTE 3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     Effective January 1, 2002, Maxum LLC, a Nevada limited liability company ("Maxum" or the "General Partner"), acquired the associate and general partnership interests of the Partnership previously held by Presidio AGP Corp. ("Presidio") and RAM Funding, Inc. ("RAM Funding"), respectively, pursuant to the General and Limited Partner Interest Assignment Agreement (the "Assignment Agreement"), dated as of October 10, 2001, between the General Partner, Western Real Estate Investments, LLC, a Nevada limited liability company and an affiliate of the General Partner ("Western"), RAM Funding and Presidio AGP as well as Presidio Capital Investment Company LLC, Presidio Partnership II Corp. and Bighorn Associates LLC, each of which is affiliated with RAM Funding and Presidio AGP Corp. and was a limited partner of the Partnership prior to January 1, 2002 (the "Former LPs"). Also pursuant to the Assignment Agreement, as of January 1, 2002, Western purchased all of the units of limited partnership interest in the Partnership owned by the Former LPs (the "Former LP Units"). However, the Former LPs reserved their rights to the proceeds from the settlement of a class action litigation, which was subsequently settled. Also during 2002, affiliates of Maxum acquired 10,389 Units on the open market. Another affiliate of Maxum acquired 9,703 Units via a tender offer. In 2003, affiliates of Maxum acquired 12,339 Units via a tender offer. Another affiliate of Maxum acquired 407 Units in 2003 from several limited partners in a series of private transactions. The Partnership redeemed and subsequently retired 4,744 Units via a repurchase program that terminated on March 10, 2004. In 2004, an affiliate of Maxum acquired 1,359 Units from several limited partners in a series of private transactions. The Partnership redeemed and subsequently retired 2,238 Units via a repurchase program that terminated on December 20, 2004. On June 24, 2005, Mr. Ben Farahi, the manager of the General Partner but acting in his individual capacity, acquired 9,646 Units pursuant to a tender offer that terminated on such date. Also during 2005, affiliates of Maxum acquired 578 Units from several limited partners in a series of private transactions. During 2006, affiliates of Maxum acquired an additional 239 Units in a series of private transactions. Accordingly, as of March 31, 2006, affiliates of Maxum owned 102,399 Units, which represented 56.6% of the issued and outstanding Units of the Partnership at such date.

     An affiliate of the General Partner controls a hotel casino property located next to the Sierra Property (the "Adjacent Property"). The General Partner demolished and rebuilt some parts of the Sierra Property and may remodel, demolish and renovate other parts of the Sierra Property (the "Renovation") in an attempt to improve the financial viability of the Sierra Property. As part of the Renovation, the portion of the shopping center previously occupied by Good Guys, a former anchor tenant of the Sierra Property whose lease expired on November 30, 2003, was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property. The driveway was constructed and put into use on September 30, 2004, and is being shared by, and provides a connection between, both properties. In January 2004, the Adjacent Property entered into a lease with the Partnership for a section of the Sierra Property (including the new driveway). The Adjacent Property began paying rent on September 30, 2004, and has a minimum lease term of 15 years at a monthly rent of $25,000, subject to increases every 60 months based on the Consumer Price Index. The Adjacent Property also uses part of the common area of the Sierra Property and pays its proportionate share of the common area expense of the Sierra Property. The Adjacent Property has the option to renew the lease for three five-year terms, and at the end of the extension period, has the option to purchase the leased section of the Sierra Property at a price to be determined based on an MAI Appraisal. The space being leased by the Adjacent Property provides pedestrian and vehicle access to the Adjacent Property, and the Adjacent Property has use of a portion of the parking spaces at the Sierra Property. The total cost of the project was $2.0 million and the Adjacent Property was responsible for two-thirds of the total cost, or $1.35 million. The Partnership is marketing the Sierra Property to potential tenants.

     The affiliate of the General Partner which controls the Adjacent Property does not have any ownership, options to purchase (except with respect to the driveway discussed above) or first rights of refusal over or control of the Sierra Property.

     The Adjacent Property began leasing space at the Sierra Property from the previous owner in March 1992 and currently leases, in addition to the driveway, retail space at the Sierra Property at a monthly rent of approximately $7,850, plus common area expenses.

     The Adjacent Property is currently leasing sign space from the Partnership. The lease took effect in March 2005 for a monthly lease of $1. The lease was renewed for one year for a monthly lease of $1,000 effective January 1, 2006.

     The Partnership received $115,345 and $102,935 in rental revenue and common area charges at March 31, 2006 and 2005, respectively, for the driveway and the retail space.

     The Partnership had approximately $1,000 and $6,700 in related party receivables at March 31, 2006, and 2005, respectively.

     On April 14, 2006, a distributions of $2.50 per Unit was paid to limited partners of record as of the close of business on March 31, 2006, and affiliates of the Partnership received an aggregate of $255,610 from this distribution.

     Accounting rules define transactions with related parties as transactions which are not arms length in nature and, therefore, may not represent fair market value.

Compensation of the General Partner

     The General Partner is the manager of the Sierra Property. The General Partner received $23,979 and $42,068 for the three months ended March 31, 2006 and 2005, respectively, for such management services. Also, pursuant to the Partnership's Second Amended and Restated Agreement of Limited Partnership (the "Amended LP Agreement"), the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including without limitation the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, the General Partner was allocated income of $3,102 for the three months ended March 31, 2006 and income of $8,063 for the three months ended March 31, 2005.

     Also pursuant to the Amended LP Agreement, the General Partner shall receive mortgage placement fees for services rendered in connection with the Partnership's mortgage loans. These fees may not exceed such compensation customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographical location for comparable mortgage loans. The General Partner is entitled to certain fees for compensation of services rendered; these include acquisition fees in an amount equal to 2% of the price of such acquired fixed assets, refinancing fees equal to the lesser of 1% of the refinancing proceeds of the related fixed asset or fees which are competitive for similar services in the geographical area where the fixed asset is located, development fees equal to 10% of the total development cost, construction fees equal to 10% of the total cost of development of a fixed asset of the Partnership, and guarantee fees for any guarantees the General Partner may provide in order for the Partnership to secure indebtedness for a fee that is competitive with guarantee fees of similar nature. The General Partner may also be compensated for property management services in amounts to be equal to the lesser of (a) fees which are competitive for similar services in the same geographical area or (b)(i) 5% of the gross revenues with respect to residential properties or (ii) 6% of revenues with respect to industrial and commercial properties or (iii) 1% of gross revenues with respect to industrial and commercial properties which are leased on a long-term net basis (except for a one-time initial leasing fee of 3% of gross revenues). The General Partner may also receive real estate commissions from the Partnership for real estate brokerage services for properties acquired upon foreclosure of mortgage loans or fixed assets of the Partnership, the fees for which shall not exceed the lesser of (i) a percentage of the gross sales price of a fixed asset of the Partnership equal to one-half of brokerage fees which are customary, competitive and reasonable or (ii) 3% of the gross sales price of such fixed asset. Insurance commissions may also be paid to insurance agencies affiliated with the General Partner so long as conditions to the General Partner's purchase of insurance brokerage services from an affiliate are met. The General Partner did not earn any of the above fees for the fiscal quarters ended March 31, 2006 and 2005.

     On April 14, 2006, a distributions of $2.50 per Unit was paid to limited partners of record as of the close of business on March 31, 2006, and the General Partner was allocated 2.5% of this distribution, or $11,599.

NOTE 4. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                  March 31, 2006       December 31, 2005
                                ------------------     -----------------
Land...........................    $ 3,198,574            $ 3,198,574
Building and improvements......     12,387,906             12,387,905
                                ------------------     -----------------
                                    15,586,480             15,586,479
Accumulated depreciation.......     (1,407,347)            (1,276,784)
                                ------------------     -----------------
                                    14,179,133             14,309,695
Construction in progress.......         10,000                 10,000
                                ------------------     -----------------
                                   $14,189,133            $14,319,695
                                ==================     =================

     The land, buildings and improvements that constitute the Partnership's fixed assets were acquired from the former owner in lieu of foreclosure on a mortgage note receivable to the Partnership issued by the former owner, which was collateralized by such fixed assets.


NOTE 5. OTHER INCOME

     The Partnershp received $1,200,000 in settlement of its lawsuit with Smith's Food King for default on its lease, during the second quarter of 2005. During the first quarter of 2005, the Partnership recorded $108,854 of other income, which included $88,646 of escalation income previously written off as bad debt and $20,208 of legal fees paid in connection with the lawsuit.


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

Recent Events

     On April 14, 2006, a distributions of $2.50 per Unit was paid to limited partners of record as of the close of business on March 31, 2006.

     During 2006, affiliates of Maxum acquired 239 Units in a series of private transactions.

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

     During 2005, affiliates of Maxum acquired 578 Units in a series of private transactions.

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

Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents increased by $294,997 to $6,829,086 during the three months ended March 31, 2006 as compared to December 31, 2005. The increase was due entirely to cash provided by operating activities. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. The Partnership made a distribution of $2.50 per Unit in April 2006, but does not anticipate making any distributions of net cash provided by operating activities in the near future because such cash will be needed for renovations and enhancements to the Sierra Property, as well as for other possible investments.

     None of the recently issued accounting standards had an effect on the Partnership's financial statements.

Real Estate Market

     The Partnership's sole fixed asset as of March 31, 2006, is the Sierra Property, which is currently in need of several new tenants. There has been substantial development of retail space in the Reno area over the past few years, which has created substantial competition for the Sierra Property. Also in the past few years, the Sierra Property has lost all three of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms; one of the spaces is currently being leased on a short-term basis at a substantially reduced rental rate. The second anchor tenant space was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property, and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property commencing on September 30, 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by Good Guys. The third anchor tenant space was vacated by Smith's Food King, a supermarket retail chain, on October 12, 2004, and is currently vacant.

     It is the General Partner's intention to try to maximize the long-term value of the Partnership's property, even if it means sacrificing some short-term income. Currently, the Partnership is marketing spaces at the property on a short-term basis while we continue to develop a long-term plan for the Sierra Property.

Results of Operations

Comparison of operating results for the three-month periods ended March 31, 2006 and 2005.

     Net income decreased by $198,440 to $124,087 for the three-month period ended March 31, 2006, as compared to the same period in 2005. Revenues decreased by $232,297 to $521,618 for the quarter ended March 31, 2006 as compared to the same period in 2005. The decrease in revenues is mainly due to a decrease in rental income which was due to the loss of the Sierra Property's former anchor tenant in April 2005, and the fact that the Partnership recognized $88,646 of escalation income (included in other income) in the first quarter of 2005 that had been previously written off as bad debt due to the Partnership's settlement with the former anchor tenant, and $20,208 of legal fees paid in connection with the settlement. The decrease in total revenues was partially offset by a $48,642 increase in interest income due to higher cash balances and higher interest rates.

     Costs and expenses decreased by $33,857 for the three-month period ended March 31, 2006, as compared to the same period in the prior year. The decrease was due to a decrease in operating and management fee expenses, partially offset by increased general and administrative expenses. Depreciation expense remained relatively unchanged. Operating expenses decreased mainly due to the fact the Partnership incurred costs associated with painting part of the Sierra Property during the first quarter of 2005 that it did not incur in the first quarter of 2006, and a decrease in utilities. Utilities decreased because the Partnership billed the Adjacent Property for two-thirds of utilities usage related to the operation of water fountains on the new driveway as required by the driveway lease agreement between both properties. The billing of utility usage to the Adjacent Property was retroactive to April 2005. General and administrative expenses increased mainly due to legal and accounting expenses in the 2006 first quarter as compared to the 2005 first quarter.

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

ITEM 3 - CONTROLS AND PROCEDURES

     As of the end of the period covered by this quarterly report on Form 10-QSB, an evaluation was carried out under the supervision and with the participation of the manager of the General Partner of the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's manager has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of the Partnership's fiscal year ending December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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


                            BIGGEST LITTLE INVESTMENTS L.P.

                            BY: MAXUM LLC
                            Its General Partner


                            BY:     /S/ BEN FARAHI
                                    -------------------
                                    Ben Farahi, Manager

                            DATE:   05/15/2006

                         BIGGEST LITTLE INVESTMENTS, L.P.
                            FORM 10-QSB MARCH 31, 2006


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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and I have:

         a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed, under my supervision, to ensure that material information relating to the small business issuer is made known to me, particularly during the period in which this quarterly report is being prepared:

         b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

         c) disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

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

                                /s/ BEN FARAHI
                                --------------
                                    Ben Farahi
                                    Manager of the General Partner

                                    Date: 05/15/06

                                                                  EXHIBIT 32

                      BIGGEST LITTLE INVESTMENTS L.P.
                        FORM 10-QSB MARCH 31, 2006

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Biggest Little Investments L.P. (the "Partnership") on Form 10-QSB for the fiscal quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:  May 15, 2006

    /s/ BEN FARAHI
    --------------
        Ben Farahi
        Manager of the General Partner