Form 10QSB
period 2006-06-30
BIGGEST LITTLE INVESTMENTS LP
filed 2006-08-11
CIK 804671

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2006


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
                          -------------------------



     Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [ ] NO [X]
















                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS

                                                JUNE 30,         DECEMBER 31,
                                                  2006              2005
                                               (UNAUDITED)
                                              ------------       ------------
ASSETS

  Real estate, net............................ $14,058,570       $14,319,695
  Cash and cash equivalents...................   6,653,789         6,534,089
  Receivables.................................      63,890            21,156
                                               -----------       -----------
     Total assets............................. $20,776,249       $20,874,940
                                               ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

     Accounts payable and accrued expenses.... $   115,200       $    42,228
     Rent prepaid.............................       8,884            19,205
     Tenant deposits..........................      45,319            41,849
                                               -----------       -----------
  Total liabilities...........................     169,403           103,282
                                               -----------       -----------

  Commitments and contingencies

     Partners' equity

     Limited partners' equity (180,937 units
       issued and outstanding at 3/31/06 and
       12/31/05)..............................  20,078,837        20,239,528
     General partner's equity.................     528,009           532,130
                                               -----------       -----------
  Total partners' equity......................  20,606,846        20,771,658
                                               -----------       -----------
Total liabilities and partners' equity........ $20,776,249       $20,874,940
                                               ===========       ===========


The accompanying Notes to the Financial Statements are an integral part of these statements.

                      BIGGEST LITTLE INVESTMENTS L.P.
                      STATEMENTS OF INCOME (UNAUDITED)


                                   FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                            --------------------------   ------------------------
                                              JUNE 30,      JUNE 30,       JUNE 30,     JUNE 30,
                                                2006          2005           2006         2005
                                            ------------  ------------   ----------    ----------
Revenues

  Rental income............................ $  440,604    $  455,933     $  885,964    $1,073,378
  Other income.............................         -        881,780             -        990,634
  Interest income..........................     83,992        42,200        160,250        69,816
                                            -----------   -----------    ----------    ----------
     Total revenues........................    524,596     1,379,913      1,046,214     2,133,828
                                            -----------   -----------    ----------    ----------
Costs and expenses

  Operating expenses.......................     94,952        71,581        294,762       312,265
  General and administrative...............     96,858        24,462        140,037        42,593
  Depreciation.............................    130,563       130,506        261,125       261,011
  Property management fees.................     27,181        80,718         51,160       122,786
                                            -----------   -----------    ----------    ----------
     Total costs and expenses..............    349,554       307,267        747,084       738,655
                                            -----------   -----------    ----------    ----------
  Net income............................... $  175,042    $1,072,646     $  299,130    $1,395,173
                                            ===========   ===========    ==========    ==========



Net income attributable to:

  Limited partners......................... $  170,666    $1,045,830     $  291,652    $1,360,294

  General partner..........................      4,376        26,816          7,478        34,879
                                            -----------   -----------    ----------    ----------
                                            $  175,042    $1,072,646    $  299,130    $1,395,173
                                            ===========   ===========    ==========    ==========

Net income per unit of limited partnership
  Interest................................. $     0.94    $     5.78     $     1.61    $     7.52
                                            ===========   ===========    ==========    ==========

Weighted average number of units
  Outstanding..............................    180,937       180,937        180,937       180,937


The accompanying Notes to the Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                               Limited        General        Total
                              Partners'      Partner's      Partners'
                               Equity         Equity         Equity
                             -----------    -----------    -----------
Balance - January 1, 2006    $20,239,528    $   532,130    $20,771,658

  Distribution                  (452,343)       (11,599)      (463,942)

  Net income                     291,652          7,478        299,130
                             -----------    -----------    -----------
Balance - June 30, 2006      $20,078,837    $   528,009    $20,606,846
                             ===========    ===========    ===========





The accompanying Notes to the Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                    FOR THE SIX MONTHS ENDED
                                                   --------------------------
                                                     June 30,      June 30,
                                                       2006          2005
                                                   ------------  ------------
Cash flows from operating activities

Net income......................................... $   299,130   $ 1,395,173

  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation .................................     261,125       261,011
     (Increase) decrease in tenant receivables.....     (42,734)      125,603
     Increase (decrease) in accounts payable,
       accrued expenses, and other liabilities.....      66,121       (35,068)
                                                    -----------   -----------
    Net cash provided by operating activities......     583,642     1,746,719
                                                    -----------   -----------
Cash flows from investing activities

    Cash used for capital improvements.............          -        (12,820)
                                                    -----------   -----------
    Cash used in investing activities..............          -        (12,820)
                                                    -----------   -----------
Cash flows from financing activities

  Cash used for distribution.......................    (463,942)           -
                                                    -----------   -----------
    Cash used in financing activities .............    (463,942)           -
                                                    -----------   -----------

Net (decrease) increase in cash and cash
  equivalents......................................     119,700     1,733,899

Cash and cash equivalents, beginning of period.....   6,534,089     4,192,206
                                                    -----------   -----------
Cash and cash equivalents, end of period........... $ 6,653,789   $ 5,926,105
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

     The results of operations for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year or for any other period.


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

     The Partnership evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. Indicators which could trigger an impairment review include legal and regulatory factors, market conditions and operational performance. Any resulting impairment loss, measured as the difference between the carrying amount and the fair value of the assets, could have a material adverse impact on the Partnership's financial condition and results of operations. Per Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," a long-lived asset shall be tested for recoverability whenever, among other events, there is a current expectation that, more likely than not, it will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

Net Income Per Unit of Limited Partnership Interest

     Net income per unit of limited partnership interest (each individually, a "Unit" and, together, the "Units") is computed based upon the weighted average number of units outstanding (180,937 for the three and six months ended June 30, 2006 and 2005) during the period then ended.

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


NOTE 3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     Effective January 1, 2002, Maxum LLC, a Nevada limited liability company ("Maxum" or the "General Partner"), acquired the associate and general partnership interests of the Partnership previously held by Presidio AGP Corp. ("Presidio") and RAM Funding, Inc. ("RAM Funding"), respectively, pursuant to the General and Limited Partner Interest Assignment Agreement (the "Assignment Agreement"), dated as of October 10, 2001, between the General Partner, Western Real Estate Investments, LLC, a Nevada limited liability company and an affiliate of the General Partner ("Western"), RAM Funding and Presidio AGP as well as Presidio Capital Investment Company LLC, Presidio Partnership II Corp. and Bighorn Associates LLC, each of which is affiliated with RAM Funding and Presidio AGP Corp. and was a limited partner of the Partnership prior to January 1, 2002 (the "Former LPs"). Also pursuant to the Assignment Agreement, as of January 1, 2002, Western purchased all of the units of limited partnership interest in the Partnership owned by the Former LPs (the "Former LP Units"). However, the Former LPs reserved their rights to the proceeds from the settlement of a class action litigation, which was subsequently settled. Also during 2002, affiliates of Maxum acquired 10,389 Units on the open market. Another affiliate of Maxum acquired 9,703 Units via a tender offer. In 2003, affiliates of Maxum acquired 12,339 Units via a tender offer. Another affiliate of Maxum acquired 407 Units in 2003 from several limited partners in a series of private transactions. The Partnership redeemed and subsequently retired 4,744 Units via a repurchase program that terminated on March 10, 2004. In 2004, an affiliate of Maxum acquired 1,359 Units from several limited partners in a series of private transactions. The Partnership redeemed and subsequently retired 2,238 Units via a repurchase program that terminated on December 20, 2004. On June 24, 2005, Ben Farahi, the manager of the General Partner but acting in his individual capacity, acquired 9,646 Units pursuant to a tender offer that terminated on such date. Also during 2005, affiliates of Maxum acquired 578 Units from several limited partners in a series of private transactions. During the first quarter of 2006, affiliates of Maxum acquired an additional 84 Units in a series of private transactions.

     On May 23, 2006, Ben Farahi resigned as an executive officer and director of Monarch Casino & Resort, Inc. ("Monarch"), which controls a hotel casino property located next to the Sierra Property (the "Adjacent Property"). Mr. Farahi resigned, in part, to eliminate any potential conflict of interest with respect to his position with the General Partner and his ownership of Units and with the intent of focusing on the best interests of the Partnership. Currently Ben Farahi beneficially owns approximately 10.5% of Monarch's outstanding common stock.

     On June 6, 2006, Ben Farahi, acting in his individual capacity, commenced a tender offer to purchase up to 65,000 Units for $140 per Unit in cash. The tender offer was set to expire on July 6, 2006. However, the tender offer has been extended and is scheduled to expire on August 14, 2006.

     On June 22, 2006, Ben Farahi, as the sole managing member of, filed Articles of Dissolution with the Secretary of State of the State of Nevada with respect to Western, which beneficially owned 91,902 Units. On June 30, 2006, the Articles of Dissolution were challenged by Ben Farahi's brothers, each of whom owns a one-third interest in Western. In the event that Western has been properly dissolved, Ben Farahi beneficially owns one-third of the Units formerly owned by Western, constituting 30,634 Units, based on his ownership of a one-third interest in Western. If, alternatively, the dissolution issue is considered to be unresolved, Ben Farahi disclaims beneficial ownership of two-thirds of the Units owned by Western pursuant to Rule 13d-4 promulgated under the Securities Exchange Act of 1934, as amended. In either of these events, Ben Farahi owns an aggregate of 40,976 Units, representing 22.6% of the outstanding Units. In the event that it is eventually determined under Nevada law that Ben Farahi's brothers control Western's actions, on the other hand, it is possible, although unlikely, they would control 91,902 Units on behalf of Western, constituting a 50.8% majority interest in the Partnership's outstanding Units. In such event, they could remove and replace the General Partner and control whether, and on what terms, the Sierra Property is sold. Ben Farahi is no longer acting in concert with, or considered for securities law purposes to be part of a 'group' with, either of his brothers with respect to his ownership of Units.

     The General Partner demolished and rebuilt some parts of the Sierra Property and may remodel, demolish and renovate other parts of the Sierra Property (the "Renovation") in an attempt to improve the financial viability of the Sierra Property. As part of the Renovation, the portion of the shopping center previously occupied by Good Guys, a former anchor tenant of the Sierra Property whose lease expired on November 30, 2003, was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property. The driveway was constructed and put into use on September 30, 2004, and is being shared by,and provides a connection between, both properties. In January 2004, the Adjacent Property entered into a lease with the Partnership for a section of the Sierra Property (including the new driveway). The Adjacent Property began paying rent on September 30, 2004, and has a minimum lease term of 15 years at a monthly rent of $25,000, subject to increases every 60 months based on the Consumer Price Index. The Adjacent Property also uses part of the common area of the Sierra Property and pays its proportionate share of the common area expense of the Sierra Property. The Adjacent Property has the option to renew the lease for three five-year terms, and at the end of the extension period, has the option to purchase the leased section of the Sierra Property at a price to be determined based on an MAI Appraisal. The space being leased by the Adjacent Property provides pedestrian and vehicle access to the Adjacent Property, and the Adjacent Property has use of a portion of the parking spaces at the Sierra Property. The total cost of the project was $2.0 million and the Adjacent Property was responsible for two-thirds of the total cost, or $1.35 million. The Partnership is marketing the Sierra Property to potential tenants.

     On July 26, 2006, the Partnership received a letter from counsel to Monarch setting forth the terms of a proposal by Monarch to purchase the Sierra Property at a cash price of $27 million (the "Offer"). The Partnership has received expressions of interest in the property from Monarch and other third parties in the past but no prior offers were ever made, nor were any significant negotiations ever commenced. In October 2005, a representative of a publicly held casino operator met with Ben Farahi, in his capacity as the sole manager of the general partner of the Partnership, and stated that his company was interested in purchasing the Adjacent Property and, contingent upon such purchase, also desired to purchase the Sierra Property. However, negotiations between the casino operator and Monarch, the owner of the Adjacent Property, were unsuccessful and, accordingly, no offer was ever made to purchase the Sierra Property. In addition, on May 3, 2006, the Partnership received a letter from counsel to Monarch confirming a prior telephone conversation in which such counsel had advised Ben Farahi that the Monarch Board of Directors wished to immediately commence negotiations for the Sierra Property. During the referenced telephone conversation, a member of the Board of Directors of Monarch informed Ben Farahi that Monarch was interested in negotiating to purchase the Sierra Property. Ben Farahi, on behalf of the General Partner, responded to the representative of Monarch that the Partnership was not interested in selling the Sierra Property but would, instead, consider entering into a long-term lease arrangement. On July 20, 2006, Monarch filed a Form 8-K stating that Monarch's Board of Directors had been 'accumulating information relative to a potential purchase offer' for the Sierra Property.

     On August 4, 2006, the Partnership entered into a letter agreement (the "Agreement") with Marshall & Stevens Incorporated ("Marshall & Stevens") pursuant to which the Partnership retained Marshall & Stevens to assist the Partnership in analyzing Monarch's offer to purchase the Sierra Property and the Partnership's strategic alternatives compared to the Offer.

     The Agreement states that Marshall & Stevens will provide the Partnership with financial advisory services for a fee of $20,000, and an objective, supportable fairness opinion from a financial point of view for a fee of $50,000, to the partners of the Partnership as to the Offer. The Agreement requires payment of a $20,000 retainer and, if the opinion is not delivered, the Partnership will be required to pay Marshall & Stevens on an hourly basis for its time spent on the engagement. The Partnership may terminate the engagement at any time. The Agreement also provides for the Partnership to indemnify Marshall & Stevens against claims involving its services furnished to the Partnership and includes a mandatory arbitration provision.

     On April 14, 2006, a distribution of $2.50 per Unit was paid to limited partners of record as of the close of business on March 31, 2006, and affiliates of the Partnership, including the General Partner, received an aggregate of $267,209 from this distribution.

     Also during the second quarter of 2006, the Partnership paid the General Partner $50,000 in consulting fees for work related to the Sierra Property's zoning change application that was approved by the City of Reno in January 2006.

     Accounting rules define transactions with related parties as transactions which are not arms length in nature and, therefore, may not represent fair market value.

Compensation of the General Partner

     The General Partner is the manager of the Sierra Property. The General Partner received $51,160 and $122,786 for the six months ended June 30, 2006 and 2005, respectively, for such management services. Also, pursuant to the Partnership's Second Amended and Restated Agreement of Limited Partnership (the "Amended LP Agreement"), the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including without limitation the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, the General Partner was allocated income of $7,478 for the six months ended June 30, 2006 and income of $34,879 for the six months ended June 30, 2005.

     Also pursuant to the Amended LP Agreement, the General Partner shall receive mortgage placement fees for services rendered in connection with the Partnership's mortgage loans. These fees may not exceed such compensation customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographical location for comparable mortgage loans. The General Partner is entitled to certain fees for compensation of services rendered; these include acquisition fees in an amount equal to 2% of the price of such acquired fixed assets, refinancing fees equal to the lesser of 1% of the refinancing proceeds of the related fixed asset or fees which are competitive for similar services in the geographical area where the fixed asset is located, development fees equal to 10% of the total development cost, construction fees equal to 10% of the total cost of development of a fixed asset of the Partnership, and guarantee fees for any guarantees the General Partner may provide in order for the Partnership to secure indebtedness for a fee that is competitive with guarantee fees of similar nature. The General Partner may also be compensated for property management services in amounts to be equal to the lesser of (a) fees which are competitive for similar services in the same geographical area or (b)(i) 5% of the gross revenues with respect to residential properties or (ii) 6% of revenues with respect to industrial and commercial properties or (iii) 1% of gross revenues with respect to industrial and commercial properties which are leased on a long-term net basis (except for a one-time initial leasing fee of 3% of gross revenues). The General Partner may also receive real estate commissions from the Partnership for real estate brokerage services for properties acquired upon foreclosure of mortgage loans or fixed assets of the Partnership, the fees for which shall not exceed the lesser of (i) a percentage of the gross sales price of a fixed asset of the Partnership equal to one-half of brokerage fees which are customary, competitive and reasonable or (ii) 3% of the gross sales price of such fixed asset. Insurance commissions may also be paid to insurance agencies affiliated with the General Partner so long as conditions to the General Partner's purchase of insurance brokerage services from an affiliate are met. The General Partner did not earn any of the above fees for the fiscal quarters ended June 30, 2006 and 2005.

     On April 14, 2006, a distribution of $2.50 per Unit was paid to limited partners of record as of the close of business on March 31, 2006, and the General Partner was allocated 2.5% of this distribution, or $11,599.

     Also during the second quarter of 2006, the Partnership paid the General Partner $50,000 in consulting fees for work related to the Sierra Property's zoning change application that was approved by the City of Reno in January 2006.

NOTE 4. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                  June 30, 2006        December 31, 2005
                                ------------------     -----------------
Land...........................    $ 3,198,574            $ 3,198,574
Building and improvements......     12,387,906             12,387,905
                                ------------------     -----------------
                                    15,586,480             15,586,479
Accumulated depreciation.......     (1,537,910)            (1,276,784)
                                ------------------     -----------------
                                    14,048,570             14,309,695
Construction in progress.......         10,000                 10,000
                                ------------------     -----------------
                                   $14,058,570            $14,319,695
                                ==================     =================

     The land, buildings and improvements that constitute the Partnership's fixed assets were acquired from the former owner in lieu of foreclosure on a mortgage note receivable to the Partnership issued by the former owner, which was collateralized by such fixed assets.


NOTE 5. OTHER INCOME

     The Partnershp received $1,200,000 in settlement of its lawsuit with Smith's Food King for default on its lease, during the first six months of 2005. During the first six months of 2005, the Partnership recorded $108,854 of other income, which included $88,646 of escalation income previously written off as bad debt and $20,208 of legal fees paid in connection with the lawsuit.


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

Recent Events

     On August 4, 2006, the Partnership entered into a letter agreement (the "Agreement") with Marshall & Stevens Incorporated ("Marshall & Stevens") pursuant to which the Partnership retained Marshall & Stevens to assist the Partnership in analyzing Monarch's offer to purchase the Sierra Property and the Partnership's strategic alternatives compared to the Offer.

     On July 31, 2006, the Partnership received notice from Bell Furniture ("Bell"), a furniture retailer and the Partnership's largest remaining tenant, that Bell will be vacating its premises at a date to be determined following the expiration of its lease on October 31, 2006. Bell will continue paying rent on a month-to-month basis following the expiration of its lease and until it vacates its leased premises. Bell had been leasing 52,660 square feet of the Sierra Property, or approximately 24.8% of the Sierra Property's leasable space, and had been paying a monthly base rent of approximately $31,000.

     On July 26, 2006, the Partnership received a letter from counsel to Monarch setting forth the terms of a proposal by Monarch to purchase the Sierra Property at a cash price of $27 million (the "Offer"). The Partnership has received expressions of interest in the property from Monarch and other third parties in the past but no prior offers were ever made, nor were any significant negotiations ever commenced. In October 2005, a representative of a publicly held casino operator met with Ben Farahi, in his capacity as the sole manager of the general partner of the Partnership, and stated that his company was interested in purchasing the Adjacent Property and, contingent upon such purchase, also desired to purchase the Sierra Property. However, negotiations between the casino operator and Monarch, the owner of the Adjacent Property, were unsuccessful and, accordingly, no offer was ever made to purchase the Sierra Property. In addition, on May 3, 2006, the Partnership received a letter from counsel to Monarch confirming a prior telephone conversation in which such counsel had advised Ben Farahi that the Monarch Board of Directors wished to immediately commence negotiations for the Sierra Property. During the referenced telephone conversation, a member of the Board of Directors of Monarch informed Ben Farahi that Monarch was interested in negotiating to purchase the Sierra Property. Ben Farahi, on behalf of the General Partner, responded to the representative of Monarch that the Partnership was not interested in selling the Sierra Property but would, instead, consider entering into a long-term lease arrangement. On July 20, 2006, Monarch filed a Form 8-K stating that Monarch's Board of Directors had been 'accumulating information relative to a potential purchase offer' for the Sierra Property.

     The Agreement states that Marshall & Stevens will provide the Partnership with financial advisory services for a fee of $20,000, and an objective, supportable fairness opinion from a financial point of view for a fee of $50,000, to the partners of the Partnership as to the Offer. The Agreement requires payment of a $20,000 retainer and, if the opinion is not delivered, the Partnership will be required to pay Marshall & Stevens on an hourly basis for its time spent on the engagement. The Partnership may terminate the engagement at any time. The Agreement also provides for the Partnership to indemnify Marshall & Stevens against claims involving its services furnished to the Partnership and includes a mandatory arbitration provision.

     On June 22, 2006, Ben Farahi filed Articles of Dissolution with the Secretary of State of the State of Nevada with respect to Western, which beneficially owns 91,902 Units. The Articles of Dissolution were subsequently challenged by Ben Farahi's brothers, John Farahi and Bob Farahi. Each of Ben Farahi and his brothers owns a one-third interest in Western. Ben Farahi believes that he and each of his brothers owns one-third of the assets of Western. Western's sole assets are its Units of the Partnership. Accordingly, Ben Farahi owns one-third of Western's Units, constituting 30,634 Units, in addition to the 10,342 Units owned by him individually, or 22.6% of the outstanding Units. Ben Farahi is no longer acting in concert with, or considered for securities law purposes to be part of a 'group' with, either of his brothers with respect to his ownership of Units. Consequently, Ben Farahi disclaims ownership of the 61,268 Units, constituting 33.9% of the outstanding Units, owned by his brothers through Western. In the event that it is eventually determined under Nevada law that Ben Farahi's brothers control Western's actions, it is possible, although unlikely, that they would control 91,902 Units on behalf of Western, constituting a 50.8% majority interest in the Partnership's outstanding Units.

     On June 6, 2006, Ben Farahi, acting in his individual capacity, commenced a tender offer to purchase up to 65,000 Units for $140 per Unit in cash. The tender offer was set to expire on July 6, 2006. However, the tender offer has been extended and is scheduled to expire on August 14, 2006.

     On May 23, 2006, Ben Farahi resigned as an executive officer and director of Monarch Casino & Resort, Inc., which controls the Adjacent Property. Mr. Farahi resigned, in part, to eliminate any potential conflict of interest with respect to his position with the General Partner and his ownership of units and with the intent of focusing on the best interests of the Partnership. Currently, Ben Farahi owns approximately 10.5% of Monarch's outstanding common stock.

     On April 14, 2006, a distributions of $2.50 per Unit was paid to limited partners of record as of the close of business on March 31, 2006.

     Effective April 1, 2006, Ben Farahi resigned as a Co-Trustee of the Jila Farahi Trust, which beneficially owns 155 Units. As such, Mr. Farahi no longer owns shared voting or dispositive power with respect to such Units.

     During the first quarter of 2006, affiliates of Maxum acquired 84 Units in a series of private transactions.

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


Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents increased by $119,700 to $6,653,789 during the six months ended June 30, 2006 as compared to December 31, 2005. The increase was due to cash provided by operating activities partially offset by cash used to pay for the $2.50 per Unit distribution of April 14, 2006. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. The Partnership does not anticipate making any other distributions of net cash provided by operating activities in the near future because such cash will be needed for renovations and enhancements to the Sierra Property, as well as for other possible investments.

     None of the recently issued accounting standards had an effect on the Partnership's financial statements.

Real Estate Market

     The Partnership's sole fixed asset as of June 30, 2006, is the Sierra Property, which is currently in need of several new tenants. There has been substantial development of retail space in the Reno area over the past few years, which has created substantial competition for the Sierra Property. Also in the past few years, the Sierra Property has lost all three of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms; one of the spaces is currently being leased on a short-term basis at a substantially reduced rental rate. The second anchor tenant space was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property, and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property commencing on September 30, 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by Good Guys. The third anchor tenant space was vacated by Smith's Food King, a supermarket retail chain, on October 12, 2004, and is currently vacant.

     It is the General Partner's intention to try to maximize the long-term value of the Partnership's property, even if it means sacrificing some short-term income. Currently, the Partnership is marketing spaces at the property on a short-term basis while it continues to develop a long-term plan for the Sierra Property.


Results of Operations

Comparison of operating results for the three-month periods ended June 30, 2006 and 2005.

     Net income decreased by $897,604 to $175,042 for the three-month period ended June 30, 2006, as compared to the same period in 2005. Revenues decreased by $855,317 to $524,596 for the quarter ended June 30, 2006 as compared to the same period in 2005. The decrease in revenues is mainly due to the fact the Partnership received $881,780 in settlement proceeds from its lawsuit against Smith's Food King, during the second quarter of 2005. Excluding this settlement income, the Partnership's revenues during the quarter increased by $26,463 due to an increase in interest income of $41,792 partially offset by a decrease in rental income of $15,329. The increase in interest income was due to higher cash balances and the decrease in rental income was due to fewer tenants at the Sierra Property during the second quarter of 2006 as compared to the same period in 2005.

     Costs and expenses increased by $42,287 for the three-month period ended June 30, 2006, as compared to the same period in the prior year. The increase was due to increases in operating and general and administrative expenses partially offset by a $53,537 decrease in property management fees, which was due to the lower revenues in the 2006 second quarter. Depreciation expense remained relatively unchanged. Operating expenses increased due to costs associated with repairing and re-sealing the parking lot at the Sierra Property during the 2006 second quarter partially offset by lower utilities costs. Utilities decreased because the Partnership billed the Adjacent Property for two-thirds of utilities usage related to the operation of water fountains on the new driveway as required by the driveway lease agreement between both properties. The billing of utility usage to the Adjacent Property was retroactive to April 2005. General and administrative expenses increased mainly due to increased legal and accounting expenses as well as consulting fees paid to the General Partner for its work in relation to the zoning change application for the Sierra Property which was approved in January 2006.


Comparison of operating results for the six-month periods ended June 30, 2006 and 2005.

     Net income decreased by $1,096,043 to $299,130 for the six-month period ended June 30, 2006, as compared to the same period in 2005. Revenues decreased by $1,087,614 to $1,046,214 for the six months ended June 30, 2006 as compared to the same period in 2005. The decrease in revenues is mainly due to the settlement proceeds received from Smith's in the second quarter of 2005 and a decrease in rental income which was due to fewer tenants at the Sierra Property. The decreases were partially offset by a $90,434 increase in interest income due to higher cash balances and higher interest rates.

     Costs and expenses increased slightly by $8,429 for the six-month period ended June 30, 2006, as compared to the same period in the prior year. Operating expenses decreased slightly during the six-month period mainly due to the decrease in utilities costs in 2006. General and administrative costs increased mainly due to increased legal and accounting expenses in the 2006 six-month period, as well as the $50,000 consulting fee paid to the General Partner in the 2006 second quarter for its work related to the Sierra Property's zoning change application. Depreciation expense remained relatively unchanged. Property management fees decreased during the the first six months of 2006 as compared to the same period of 2005 due to the decrease in revenues for the comparative quarters.

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


ITEM 3 - CONTROLS AND PROCEDURES

     As of the end of the period covered by this quarterly report on Form 10-QSB, an evaluation was carried out under the supervision and with the participation of the manager of the General Partner of the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's manager has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of the Partnership's fiscal year ending December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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


                            BIGGEST LITTLE INVESTMENTS L.P.

                            BY: MAXUM LLC
                            Its General Partner


                            BY:     /S/ BEN FARAHI
                                    -------------------
                                    Ben Farahi, Manager

                            DATE:   08/11/2006

                         BIGGEST LITTLE INVESTMENTS, L.P.
                            FORM 10-QSB JUNE 30, 2006


Exhibit Index


Exhibit                                                               Page No.
-------                                                               --------

31.1        Certification pursuant to Section 302 of the Sarbanes-
            Oxley Act of 2002.                                           19

32          Certification pursuant to 18 U.S.C. Section 1350, as
            adopted pursuant to Section 906 of the Sarbanes-Oxley Act
            of 2002.                                                     20

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

                                /s/ BEN FARAHI
                                --------------
                                    Ben Farahi
                                    Manager of the General Partner

                                    Date: 08/11/06

                                                                  EXHIBIT 32

                      BIGGEST LITTLE INVESTMENTS L.P.
                        FORM 10-QSB JUNE 30, 2006

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Biggest Little Investments L.P. (the "Partnership") on Form 10-QSB for the fiscal quarter ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:  August 11, 2006

    /s/ BEN FARAHI
    --------------
        Ben Farahi
        Manager of the General Partner