Form 10QSB
period 2006-09-30
BIGGEST LITTLE INVESTMENTS LP
filed 2006-11-14
CIK 804671

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2006


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
















                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS

                                              SEPTEMBER 30,      DECEMBER 31,
                                                  2006              2005
                                               (UNAUDITED)
                                              ------------       ------------
ASSETS

  Real estate, net............................ $13,928,007       $14,319,695
  Cash and cash equivalents...................   6,928,987         6,534,089
  Receivables.................................      61,372            21,156
                                               -----------       -----------
     Total assets............................. $20,918,366       $20,874,940
                                               ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

     Accounts payable and accrued expenses.... $   113,846       $    42,228
     Rent prepaid.............................       5,051            19,205
     Tenant deposits..........................      47,319            41,849
                                               -----------       -----------
  Total liabilities...........................     166,216           103,282
                                               -----------       -----------

  Commitments and contingencies

     Partners' equity

     Limited partners' equity (180,937 units
       issued and outstanding at 9/30/06 and
       12/31/05)..............................  20,220,508        20,239,528
     General partner's equity.................     531,642           532,130
                                               -----------       -----------
  Total partners' equity......................  20,752,150        20,771,658
                                               -----------       -----------
Total liabilities and partners' equity........ $20,918,366       $20,874,940
                                               ===========       ===========


The accompanying Notes to the Financial Statements are an integral part of these statements.

                      BIGGEST LITTLE INVESTMENTS L.P.
                      STATEMENTS OF INCOME (UNAUDITED)


                                         FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                         ---------------------------  --------------------------
                                             2006          2005          2006          2005
                                         ------------- -------------  ------------ -------------
Revenues

  Rental income......................... $     449,591 $     421,568  $  1,331,555 $   1,494,946
  Other income..........................         2,500            -          2,500       990,634
  Interest income.......................        93,920        55,590       254,170       125,406
                                         ------------- -------------  ------------ -------------
     Total revenues.....................       546,011       477,158     1,588,225     2,610,986
                                         ------------- -------------  ------------ -------------
Costs and expenses

  Operating expenses....................       160,217       142,075       454,814       453,282
  General and administrative............        79,386        49,942       219,439        93,593
  Depreciation..........................       130,563       130,505       391,688       391,516
  Property management fees..............        26,690        26,522        77,850       149,308
                                         ------------- -------------  ------------ -------------
     Total costs and expenses...........       396,856       349,044     1,143,791     1,087,699
                                         ------------- -------------  ------------ -------------
  Net income............................ $     149,155 $     128,114  $    444,434 $   1,523,287
                                         ============= =============  ============ =============



Net income attributable to:

  Limited partners...................... $     145,426 $     124,910  $    433,323 $   1,485,205

  General partner.......................         3,729         3,204        11,111        38,082
                                         ------------- -------------  ------------ -------------
                                         $     149,155 $     128,114  $    444,434 $   1,523,287
                                         ============= =============  ============ =============

Net income per unit of limited
  partnership interest.................. $        0.80 $        0.69  $       2.39 $        8.21
                                         ============= =============  ============ =============

Weighted average number of units
  outstanding...........................       180,937       180,937       180,937       180,937


The accompanying Notes to the Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                               Limited        General         Total
                              Partners'      Partner's      Partners'
                               Equity         Equity         Equity
                             -----------    -----------    -----------
Balance - January 1, 2006    $20,239,528    $   532,130    $20,771,658

  Distribution                  (452,343)       (11,599)      (463,942)

  Net income                     433,323         11,111        444,434
                             -----------    -----------    -----------
Balance - September 30, 2006 $20,220,508    $   531,642    $20,752,150
                             ===========    ===========    ===========





The accompanying Notes to the Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                  FOR THE NINE MONTHS ENDED
                                                 ----------------------------
                                                 September 30,  September 30,
                                                     2006           2005
                                                 -------------  -------------
Cash flows from operating activities:

Net income...................................... $     444,434  $   1,523,287

 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation ...............................       391,688        391,516
    (Increase) decrease in tenant receivables...       (40,216)       137,683
    Increase (decrease) in accounts payable,
      accrued expenses, and other liabilities...        62,934        (35,234)
                                                 -------------   ------------
   Net cash provided by operating activities....       858,840      2,017,252
                                                 -------------   ------------
Cash flows from investing activities:

   Cash used for capital improvements...........            -         (12,820)
                                                 -------------   ------------
   Cash used in investing activities............            -         (12,820)
                                                 -------------   ------------
Cash flows from financing activities:

 Cash used for distribution.....................      (463,942)            -
                                                 -------------   ------------
   Cash used in financing activities ...........      (463,942)            -
                                                 -------------   ------------

Net increase in cash and cash equivalents.......       394,898      2,004,432

Cash and cash equivalents, beginning of period..     6,534,089      4,192,206
                                                 -------------   ------------
Cash and cash equivalents, end of period........ $   6,928,987   $  6,196,638
                                                 =============   ============



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

     The results of operations for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year or for any other period.


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

Net Income Per Unit of Limited Partnership Interest

     Net income per unit of limited partnership interest (each individually, a "Unit" and, together, the "Units") is computed based upon the weighted average number of units outstanding (180,937 for the three and nine months ended September 30, 2006 and 2005) during the period then ended.

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

Recently Issued Accounting Standards

     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective beginning July 1, 2008. The Partnership does not believe that the adoption of SFAS No. 157 will have a material impact on our results of operations or financial position.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for fiscal year 2007 annual financial statements. The Partnership is currently assessing the potential impact that the adoption of SAB No. 108 will have on its financial statements; the impact is not expected to be material.

     In 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Correction," which requires that all voluntary changes in accounting principle should be accounted for by retrospective application, unless impracticable to do so. Retrospective application is defined as the application of a different accounting principle to prior accounting periods as if that principle had always been used. SFAS No. 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard had no effect on the Partnership's financial statements.

     In March 2005, the FASB issued Interpretation No. ("FIN") 47, Accounting for Conditional Asset Retirement Obligations, to clarify the requirement to record liabilities stemming from a legal obligation to clean up and retire fixed assets, such as a plant or factory, when an asset retirement depends on a future event. The Partnership does not expect the application of FIN 47 to have a material impact on its results of operations or financial position.


NOTE 3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     Effective January 1, 2002, Maxum LLC, a Nevada limited liability company ("Maxum" or the "General Partner"), acquired the associate and general partnership interests of the Partnership previously held by Presidio AGP Corp. ("Presidio") and RAM Funding, Inc. ("RAM Funding"), respectively, pursuant to the General and Limited Partner Interest Assignment Agreement (the "Assignment Agreement"), dated as of October 10, 2001, between the General Partner, Western Real Estate Investments, LLC, a Nevada limited liability company and an affiliate of the General Partner ("Western"), RAM Funding and Presidio AGP as well as Presidio Capital Investment Company LLC, Presidio Partnership II Corp. and Bighorn Associates LLC, each of which is affiliated with RAM Funding and Presidio AGP Corp. and was a limited partner of the Partnership prior to January 1, 2002 (the "Former LPs"). Also pursuant to the Assignment Agreement, as of January 1, 2002, Western purchased all of the Units owned by the Former LPs (the "Former LP Units"). However, the Former LPs reserved their rights to the proceeds from the settlement of a class action litigation, which was subsequently settled. Also during 2002, affiliates of Maxum acquired 10,389 Units on the open market. Another affiliate of Maxum acquired 9,703 Units via a tender offer. In 2003, affiliates of Maxum acquired 12,339 Units via a tender offer. Another affiliate of Maxum acquired 407 Units in 2003 from several limited partners in a series of private transactions. The Partnership redeemed and subsequently retired 4,744 Units via a repurchase program that terminated on March 10, 2004. In 2004, an affiliate of Maxum acquired 1,359 Units from several limited partners in a series of private transactions. The Partnership redeemed and subsequently retired 2,238 Units via a repurchase program that terminated on December 20, 2004. On June 24, 2005, Ben Farahi, the manager of the General Partner but acting in his individual capacity, acquired 9,646 Units pursuant to a tender offer that terminated on such date. Also during 2005, affiliates of Maxum acquired 578 Units from several limited partners in a series of private transactions. During the first quarter of 2006, affiliates of Maxum acquired an additional 84 Units in a series of private transactions.

     On April 14, 2006, a distribution of $2.50 per Unit was paid to limited partners of record as of the close of business on March 31, 2006, and affiliates of the Partnership, including the General Partner, received an aggregate of $267,209 from this distribution.

     On May 23, 2006, Ben Farahi resigned as an executive officer and director of Monarch Casino & Resort, Inc. ("Monarch"), which controls a hotel casino property located next to the Sierra Property (the "Adjacent Property"). Mr. Farahi resigned, in part, to eliminate any potential conflict of interest with respect to his position with the General Partner and his ownership of Units and with the intent of focusing on the best interests of the Partnership. Currently, Ben Farahi beneficially owns approximately 10.5% of Monarch's outstanding common stock.

     On June 6, 2006, Ben Farahi, acting in his individual capacity, commenced a tender offer to purchase up to 65,000 Units for $140 per Unit in cash. The tender offer was set to expire on July 6, 2006. However, the tender offer was extended and subsequently expired on August 29, 2006. Mr. Farahi acquired 8,821 Units as a result of this tender offer.

     On June 22, 2006, Ben Farahi, as the sole managing member of Western, filed Articles of Dissolution with the Secretary of State of the State of Nevada with respect to Western, which beneficially owned 91,902 Units. On June 30, 2006, the Articles of Dissolution were challenged by Ben Farahi's brothers, each of whom owns a one-third interest in Western. In the event that Western has been properly dissolved, Ben Farahi beneficially owns one-third of the Units formerly owned by Western, constituting 30,634 Units, based on his ownership of a one-third interest in Western. If, alternatively, the dissolution issue is considered to be unresolved, Ben Farahi disclaims beneficial ownership of two-thirds of the Units owned by Western pursuant to Rule 13d-4 promulgated under the Securities Exchange Act of 1934, as amended. In either of these events, Ben Farahi owns an aggregate of 49,797 Units, representing 27.5% of the outstanding Units. In the event that it is eventually determined under Nevada law that Ben Farahi's brothers control Western's actions, on the other hand, it is possible, although unlikely, they would control 91,902 Units on behalf of Western, constituting a 50.8% majority interest in the Partnership's outstanding Units. In such event, they could remove and replace the General Partner and control whether, and on what terms, the Sierra Property is sold. Ben Farahi is no longer acting in concert with, or considered for securities law purposes to be part of a "group" with, either of his brothers with respect to his ownership of Units. The sole managing member of Western made a request to the Partnership to transfer 90% of Western's Units to each of the three members proportionately. After considering this request, the Partnership decided that, based on the situation described above, it would be inappropriate to allow such transfer.

     Also during the second quarter of 2006, the Partnership accrued $50,000 in consulting fees payable to the General Partner for work related to the Sierra Property's zoning change application that was approved by the City of Reno in January 2006.

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

     On July 20, 2006, Monarch filed a Form 8-K stating that Monarch's Board of Directors had been "accumulating information relative to a potential purchase offer" for the Sierra Property. On July 26, 2006, the Partnership received a letter from counsel to Monarch setting forth the terms of a proposal by Monarch to purchase the Sierra Property at a cash price of $27 million (the "Offer").

     The Partnership has received expressions of interest in the property from Monarch and other third parties in the past but no prior offers were ever made, nor were any significant negotiations ever commenced. In October 2005, a representative of a publicly held casino operator met with Ben Farahi, in his capacity as the sole manager of the General Partner, and stated that his company was interested in purchasing the Adjacent Property and, contingent upon such purchase, also desired to purchase the Sierra Property. However, negotiations between the casino operator and Monarch, the owner of the Adjacent Property, were unsuccessful and, accordingly, no offer was ever made to purchase the Sierra Property. In addition, on May 3, 2006, the Partnership received a letter from counsel to Monarch confirming a prior telephone conversation in which such counsel had advised Ben Farahi that the Monarch Board of Directors wished to immediately commence negotiations for the Sierra Property. During the referenced telephone conversation, a member of the Board of Directors of Monarch informed Ben Farahi that Monarch was interested in negotiating to purchase the Sierra Property. Ben Farahi, on behalf of the General Partner, responded to the representative of Monarch that the Partnership was not interested in selling the Sierra Property but would, instead, consider entering into a long-term lease arrangement.

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

     On October 16, 2006, the General Partner decided, after completing a thorough review of the Offer, that such Offer was not in the best interest of the Partnership's limited partners and, therefore, will not be entering into negotiations with Monarch.

     Accounting rules define transactions with related parties as transactions which are not arms-length in nature and, therefore, may not represent fair market value.

Compensation of the General Partner

     The General Partner is the manager of the Sierra Property. The General Partner received $77,850 and $149,308 for the nine months ended September 30, 2006 and 2005, respectively, for such management services. Also, pursuant to the Partnership's Second Amended and Restated Agreement of Limited Partnership (the "Amended LP Agreement"), the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including without limitation the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, the General Partner was allocated income of $11,111 for the nine months ended September 30, 2006 and income of $38,082 for the nine months ended September 30, 2005.

     Also pursuant to the Amended LP Agreement, the General Partner shall receive mortgage placement fees for services rendered in connection with the Partnership's mortgage loans. These fees may not exceed such compensation customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographical location for comparable mortgage loans. The General Partner is entitled to certain fees for compensation of services rendered; these include acquisition fees in an amount equal to 2% of the price of such acquired fixed assets, refinancing fees equal to the lesser of 1% of the refinancing proceeds of the related fixed asset or fees which are competitive for similar services in the geographical area where the fixed asset is located, development fees equal to 10% of the total development cost, construction fees equal to 10% of the total cost of development of a fixed asset of the Partnership, and guarantee fees for any guarantees the General Partner may provide in order for the Partnership to secure indebtedness for a fee that is competitive with guarantee fees of similar nature. The General Partner may also be compensated for property management services in amounts to be equal to the lesser of (a) fees which are competitive for similar services in the same geographical area or (b)(i) 5% of the gross revenues with respect to residential properties or (ii) 6% of revenues with respect to industrial and commercial properties or (iii) 1% of gross revenues with respect to industrial and commercial properties which are leased on a long-term net basis (except for a one-time initial leasing fee of 3% of gross revenues). The General Partner may also receive real estate commissions from the Partnership for real estate brokerage services for properties acquired upon foreclosure of mortgage loans or fixed assets of the Partnership, the fees for which shall not exceed the lesser of (i) a percentage of the gross sales price of a fixed asset of the Partnership equal to one-half of brokerage fees which are customary, competitive and reasonable or (ii) 3% of the gross sales price of such fixed asset. Insurance commissions may also be paid to insurance agencies affiliated with the General Partner so long as conditions to the General Partner's purchase of insurance brokerage services from an affiliate are met. The General Partner did not earn any of the above fees for the fiscal quarters ended September 30, 2006 and 2005.

     On April 14, 2006, a distribution of $2.50 per Unit was paid to limited partners of record as of the close of business on March 31, 2006, and the General Partner was allocated 2.5% of this distribution, or $11,599.

     Also during the second quarter of 2006, the Partnership accrued $50,000 in consulting fees payable to the General Partner for work related to the Sierra Property's zoning change application that was approved by the City of Reno in January 2006.

NOTE 4. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                September 30, 2006     December 31, 2005
                                ------------------     -----------------
Land...........................    $ 3,198,574            $ 3,198,574
Building and improvements......     12,387,906             12,387,905
                                ------------------     -----------------
                                    15,586,480             15,586,479
Accumulated depreciation.......     (1,668,474)            (1,276,784)
                                ------------------     -----------------
                                    13,918,006             14,309,695
Construction in progress.......         10,000                 10,000
                                ------------------     -----------------
                                   $13,928,006            $14,319,695
                                ==================     =================

     The land, buildings and improvements that constitute the Partnership's fixed assets (the "Sierra Property") were acquired from the former owner in lieu of foreclosure on a mortgage note receivable to the Partnership issued by the former owner, which was collateralized by such fixed assets.


NOTE 5. OTHER INCOME

     The Partnership received $1,200,000 in settlement of its lawsuit with Smith's Food King for default on its lease, during the first nine months of 2005. During the first nine months of 2005, the Partnership recorded $108,854 of other income, which included $88,646 of escalation income previously written off as bad debt and $20,208 of legal fees paid in connection with the lawsuit.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties. Biggest Little Investments L.P. (the "Partnership") could be affected by declining economic conditions as a result of various factors that affect the real estate business including the financial condition of tenants, competition, the ability to lease vacant space within the Sierra Marketplace Shopping Center (the "Sierra Property") or renew existing leases, increased operating costs (including insurance costs), and the costs associated with, and results of, the Partnership's plan to renovate and reposition the Sierra Property, as detailed in the filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, is based on management's current expectations and does not take into account the effects of any changes to the Partnership's operations resulting from risks and uncertainties. Accordingly, actual results could differ materially from those projected in the forward-looking statements.

     This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Recent Events

     On July 20, 2006, Monarch filed a Form 8-K stating that Monarch's Board of Directors had been "accumulating information relative to a potential purchase offer" for the Sierra Property. On July 26, 2006, the Partnership received a letter from counsel to Monarch Casino & Resort, Inc. ("Monarch"), which controls a hotel casino property located next to the Sierra Property (the "Adjacent Property"), setting forth the terms of a proposal by Monarch to purchase the Sierra Property at a cash price of $27 million (the "Offer").

     The Partnership has received expressions of interest in the Sierra Property from Monarch and other third parties in the past but no prior offers were ever made, nor were any significant negotiations ever commenced. In October 2005, a representative of a publicly held casino operator met with Ben Farahi, in his capacity as the sole manager of Maxum LLC, a Nevada limited liability company and the general partner of the Partnership ("Maxum" or the "General Partner"), and stated that his company was interested in purchasing the Adjacent Property and, contingent upon such purchase, also desired to purchase the Sierra Property. However, negotiations between the casino operator and Monarch, the owner of the Adjacent Property, were unsuccessful and, accordingly, no offer was ever made to purchase the Sierra Property. In addition, on May 3, 2006, the Partnership received a letter from counsel to Monarch confirming a prior telephone conversation in which such counsel had advised Ben Farahi that the Monarch Board of Directors wished to immediately commence negotiations for the Sierra Property. During the referenced telephone conversation, a member of the Board of Directors of Monarch informed Ben Farahi that Monarch was interested in negotiating to purchase the Sierra Property. Ben Farahi, on behalf of the General Partner, responded to the representative of Monarch that the Partnership was not interested in selling the Sierra Property but would, instead, consider entering into a long-term lease arrangement.

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

     On October 16, 2006, the General Partner decided, after completing a thorough review of the Offer, that such Offer was not in the best interest of the Partnership's limited partners and, therefore, will not be entering into negotiations with Monarch.

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

     On June 22, 2006, Ben Farahi, as the sole managing member of Western Real Estate Investments LLC, a Nevada limited liability company ("Western"), filed Articles of Dissolution with the Secretary of State of the State of Nevada with respect to Western, which beneficially owns 91,902 units of limited partnership interest in the Partnership ("Units"). The Articles of Dissolution were subsequently challenged by Ben Farahi's brothers, John Farahi and Bob Farahi. Each of Ben Farahi and his brothers owns a one-third interest in Western. Ben Farahi believes that he and each of his brothers owns one-third of the assets of Western. Western's sole assets are its Units of the Partnership. Accordingly, Ben Farahi owns one-third of Western's Units, constituting 30,634 Units, in addition to the 19,163 Units owned by him individually, or 27.5% of the outstanding Units. Ben Farahi is no longer acting in concert with, or considered for securities law purposes to be part of a 'group' with, either of his brothers with respect to his ownership of Units. Consequently, Ben Farahi disclaims ownership of the 61,268 Units, constituting 33.9% of the outstanding Units, owned by his brothers through Western. In the event that it is eventually determined under Nevada law that Ben Farahi's brothers control Western's actions, it is possible, although unlikely, that they would control 91,902 Units on behalf of Western, constituting a 50.8% majority interest in the Partnership's outstanding Units. The sole managing member of Western made a request to the Partnership to transfer 90% of Western's Units to each of the three members proportionately. After considering this request, the Partnership decided that, based on the situation described above, it would be inappropriate to allow such transfer.

     On June 6, 2006, Ben Farahi, acting in his individual capacity, commenced a tender offer to purchase up to 65,000 Units for $140 per Unit in cash. The tender offer was set to expire on July 6, 2006. However, the tender offer was extended and expired on August 29, 2006. Mr. Farahi acquired 8,821 Units as a result of this tender offer.

     On May 23, 2006, Ben Farahi resigned as an executive officer and director of Monarch. Mr. Farahi resigned, in part, to eliminate any potential conflict of interest with respect to his position with the General Partner and his ownership of Units and with the intent of focusing on the best interests of the Partnership. Currently, Ben Farahi owns approximately 10.5% of Monarch's outstanding common stock.

     On April 14, 2006, a distribution of $2.50 per Unit was paid to limited partners of record as of the close of business on March 31, 2006.

     Effective April 1, 2006, Ben Farahi resigned as Co-Trustee of the Jila Farahi Trust, which beneficially owns 2,657 Units. As such, Mr. Farahi no longer owns shared voting or dispositive power with respect to such Units.

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

Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents increased by $394,898 to $6,928,987 during the nine months ended September 30, 2006 as compared to December 31, 2005. The increase was due to cash provided by operating activities partially offset by cash used to pay for the $2.50 per Unit distribution of April 14, 2006. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. The Partnership does not anticipate making any other distributions of net cash provided by operating activities in the near future because such cash will be needed for renovations and enhancements to the Sierra Property, as well as for other possible investments.

     None of the recently issued accounting standards had an effect on the Partnership's financial statements.


Real Estate Market

     The Partnership's sole fixed asset as of September 30, 2006, is the Sierra Property, which is currently in need of several new tenants. There has been substantial development of retail space in the Reno area over the past few years, which has created substantial competition for the Sierra Property. Also in the past few years, the Sierra Property has lost all three of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms; one of the spaces is currently being leased on a short-term basis at a substantially reduced rental rate. The second anchor tenant space was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property, and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property since September 30, 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by Good Guys. The third anchor tenant space was vacated by Smith's Food King, a supermarket retail chain, on October 12, 2004, and is currently vacant. In addition, on July 31, 2006, the Partnership received notice from Bell Furniture ("Bell"), a furniture retailer and the Partnership's largest remaining tenant, that Bell will be vacating its premises at a date to be determined following the expiration of its lease on October 31, 2006. Bell will continue paying rent on a month-to-month basis following the expiration of its lease and until it vacates its leased premises. Bell had been leasing 52,660 square feet of the Sierra Property, or approximately 24.8% of the Sierra Property's leasable space, and had been paying a monthly base rent of approximately $31,000.

     It is the General Partner's intention to try to maximize the long-term value of the Partnership's property, even if it means sacrificing some short-term income. Currently, the Partnership is marketing spaces at the property on a short-term basis while it continues to develop a long-term plan for the Sierra Property.


Results of Operations

Comparison of operating results for the three-month periods ended September 30, 2006 and 2005.

     Net income increased by $21,041 to $149,155 for the three-month period ended September 30, 2006, as compared to the same period in 2005. Revenues increased by $68,853 to $546,011 for the quarter ended September 30, 2006 as compared to the same period in 2005. The increase in revenues is mainly due to an increase in interest income of $38,330 and an increase in rental income of $28,023. The increase in interest income was due to higher cash balances and the increase in rental income was due to slightly higher rental rates at the Sierra Property during the third quarter of 2006 as compared to the same period in 2005.

     Costs and expenses increased by $47,812 for the three-month period ended September 30, 2006, as compared to the same period in the prior year. The increase was mainly due to increases in operating and general and administrative expenses. Depreciation and property management expenses remained relatively unchanged. Operating expenses increased due to costs associated with theft and vandalism at the Sierra Property during the third quarter partially offset by lower utilities costs. Utilities decreased because the Partnership began billing the Adjacent Property for two-thirds of utilities usage related to the operation of water fountains on the new driveway as required by the driveway lease agreement between both properties. The billing of utility usage to the Adjacent Property was retroactive to April 2005. General and administrative expenses increased mainly due to increased professional and financial advisory services provided to the Partnership with respect to Monarch's offer to purchase the Sierra Property.


Comparison of operating results for the nine-month periods ended September 30, 2006 and 2005.

     Net income decreased by $1,078,853 to $444,434 for the nine-month period ended September 30, 2006, as compared to the same period in 2005. Revenues decreased by $1,022,761 to $1,588,225 for the nine months ended September 30, 2006 as compared to the same period in 2005. The decrease in revenues is mainly due to the settlement proceeds received from Smith's in the second quarter of 2005 and a decrease in rental income which was due to fewer tenants at the Sierra Property partially offset by slightly higher rental rates. The decreases were partially offset by a $128,764 increase in interest income due to higher cash balances and higher interest rates.

     Costs and expenses increased by $56,092 for the nine-month period ended September 30, 2006, as compared to the same period in the prior year. Operating expenses increased slightly during the nine-month period mainly due to the costs associated with the theft and vandalism at the Sierra Property during the 2006 third quarter, as well as costs related to repairing and re-sealing the parking lot at the Sierra Property during the 2006 second quarter. These increased costs were partially offset by lower utilities costs during the nine months ended September 30, 2006 compared to the same period last year. General and administrative costs increased mainly due to increased legal and accounting expenses in the 2006 nine-month period, as well as the $50,000 consulting fee paid to the General Partner in the 2006 second quarter for its work related to the Sierra Property's zoning change application, and fees related to the financial advisory services provided by Marshall & Stevens in relation to Monarch's offer to purchase the Sierra Property. Depreciation expense remained relatively unchanged. Property management fees decreased during the first nine months of 2006 as compared to the same period of 2005 due to the decrease in revenues for the comparative periods.

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


ITEM 3 - CONTROLS AND PROCEDURES

     As of the end of the period covered by this quarterly report on Form 10-QSB, an evaluation was carried out under the supervision and with the participation of the manager of the General Partner of the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's manager has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of the Partnership's fiscal year ending December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.



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


                            BIGGEST LITTLE INVESTMENTS L.P.

                            BY: MAXUM LLC
                            Its General Partner


                            BY:     /S/ BEN FARAHI
                                    -------------------
                                        Ben Farahi
                                        Manager

                            DATE:   11/13/2006

                         BIGGEST LITTLE INVESTMENTS, L.P.
                          FORM 10-QSB SEPTEMBER 30, 2006


Exhibit Index


Exhibit                                                               Page No.
-------                                                               --------

31.1        Certification pursuant to Section 302 of the Sarbanes-
            Oxley Act of 2002.                                           20

32          Certification pursuant to 18 U.S.C. Section 1350, as
            adopted pursuant to Section 906 of the Sarbanes-Oxley Act
            of 2002.                                                     21

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

                                /s/ BEN FARAHI
                                --------------
                                    Ben Farahi
                                    Manager of the General Partner

                                    Date: 11/13/06

                                                                  EXHIBIT 32

                      BIGGEST LITTLE INVESTMENTS L.P.
                      FORM 10-QSB SEPTEMBER 30, 2006

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Biggest Little Investments L.P. (the "Partnership") on Form 10-QSB for the fiscal quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:  November 13, 2006

    /s/ BEN FARAHI
    --------------
        Ben Farahi
        Manager of the General Partner