Form 10KSB
period 2006-12-31
BIGGEST LITTLE INVESTMENTS LP
filed 2007-03-27
CIK 804671

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                    Annual Report Under Section 13 or 15(d) of
                        The Securities Exchange Act of 1934

For the Fiscal Year Ended                                      Commission File
December 31, 2006                                               Number 0-16856

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


     Issuer's revenues for its most recent fiscal year were $2,115,035.

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


                                   PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Biggest Little Investments L.P. (the "Partnership"), formerly Resources Accrued Mortgage Investors 2, L.P., Resources Accrued Mortgage Investors L.P. Series 87 and Resources Accrued Mortgage Investors L.P. Series 88, was organized as a Delaware limited partnership on August 14, 1986. Until January 1, 2002, the general partners of the Partnership were RAM Funding, Inc. ("RAM Funding") and Presidio AGP Corp. ("Presidio AGP"). Effective January 1, 2002, the managing general partner interest and the associate general partner interest were acquired by Maxum LLC, a Nevada limited liability company (the "General Partner"). See "Change in Control" below. On October 8, 2003, the Partnership received consents from the holders of a majority of its outstanding units of limited partnership interest ("Units") to adopt the Partnership's Second Amended and Restated Agreement of Limited Partnership (the "Amended LP Agreement"). Pursuant to the Amended LP Agreement, the Partnership was renamed "Biggest Little Investments, L.P." In addition, the Amended LP Agreement provides the Partnership with the ability to leverage its property in an effort to increase the value of the Partnership, to purchase additional real estate for investment and/or development and to make or acquire additional mortgage loans or short-term loans, as well as to reinvest operating income and proceeds from the sale or refinancing of its properties or the disposition of its mortgage loans. Finally, the Amended LP Agreement permits the Partnership to repurchase Units from the limited partners. In 2004, the Partnership repurchased a total of 6,982 Units from two separate repurchase programs and subsequently retired all 6,982 Units. No Units have been repurchased since 2004.

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

     As a result of the transactions described above, the General Partner owns 100% of the general partner interests in the Partnership, and Western beneficially owns approximately 50.8% of the outstanding Units on the date hereof (see ?Recent Events? under Item 6 below). In addition, as of January 1, 2002, the General Partner was appointed as the managing agent at the Sierra Property (as hereinafter defined), replacing an affiliate of RAM Funding, Presidio AGP and the Former LPs.

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


INVESTMENTS OF PARTNERSHIP

     The Partnership had an investment in a mortgage loan (the "Sierra Loan") issued on February 10, 1989 in the amount of $6,500,000 to High Cash Partners, L.P. (the "Sierra Borrower"), a public limited partnership originally sponsored by Integrated Resources, Inc., which declared bankruptcy in 1994. The total amount, including fees, allocated to the Sierra Loan from the gross proceeds of the Partnership's offering was $7,715,134 including payment to RAM Funding of a mortgage placement fee of $385,757. Commencing on March 1, 2001, the Partnership began receiving interest payments on the Sierra Loan, which payments represented 16% of the Partnership's 2002 revenue. On March 3, 2003, the Partnership acquired the deed to the property securing the Sierra Loan, a shopping center commonly known as the Sierra Marketplace located in Reno, Nevada (the "Sierra Property"), in lieu of foreclosing on the Sierra Loan.
The Sierra Property consists of approximately 213,000 square feet of net rentable area and occupies 18.67 acres, consisting primarily of two main buildings with spaces for two anchor tenants, with surface parking for approximately 1,100 automobiles.

     In an effort to maximize the financial viability of the Sierra Property, the Partnership began to remodel and renovate the Property during 2004. See "Item 2. Description of Property" for a description of the Sierra Property and its tenants, and the Partnership's renovation plans to date.


COMPETITION

     The real estate business is highly competitive and the Sierra Property has active competition for tenants from similar properties in the vicinity. See "Item 6. Management's Discussion and Analysis or Plan of Operation."

TENDER OFFERS

     On June 6, 2006, Mr. Ben Farahi, the Manager of the General Parnter but acting in his individual capacity, commenced a tender offer (the "Offer") to purchase up to 65,000 Units at a price of $140 per Unit. The Offer expired on August 29, 2006, and resulted in the tender by limited partners, and purchase by Mr. Farahi, of 8,821 Units. As a result of such purchases, Mr. Farahi beneficially owns 49,797 Units, constituting approximately 27.5% of the outstanding Units, in addition to 61,268 Units of which he disclaims beneficial ownership.

     As of March 15, 2007, the Partnership had 180,937 Units outstanding.


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

Tenants of the Sierra Property

     Bell Furniture, Inc. ("Bell"), a furniture retailer, vacated its leased premises on December 4, 2006. Bell occupied 52,660 square feet, or approximately 24.8%, of the Sierra Property?s leasable space and paid a monthly base rent of $31,000. Bell's lease terminated on October 31, 2006, and remained as a tenant of the Sierra Property on a month-to-month basis until vacating.

     On April 12, 2004, the Partnership took legal action against Smith?s Food King (?Smith?s?), a supermarket retail chain and the Sierra Property?s last remaining anchor tenant, as it was in default of its obligation to pay common area charges and other covenants of its lease. The courts ruled in favor of the Partnership. On October 1, 2004, the Partnership was notified by Smith?s, that Smith?s would vacate its leased space on October 12, 2004. Smith?s had been leasing a 68,972 square-foot space at the Sierra Property, representing approximately 32.4% of the Sierra Property?s rentable square footage. Smith?s was contractually obligated to continue paying rent and common area maintenance charges, as well as to fulfill its other obligations under its lease agreement through expiration in August 2008. On April 25, 2005, the Partnership settled its lawsuit with Smith?s. Per the terms of the settlement, Smith?s paid the Partnership the sum of $1.2 million in settlement of all charges owed, future rent and early termination of its lease at the Sierra Property. As a result of the settlement in favor of the Partnership, the Partnership regained control of the premises previously occupied by Smith?s. In March 2006, the space previously occupied by Smith?s was broken into and vandalized resulting in damage in excess of $200,000. The Partnership filed an insurance claim on the loss and, in 2007, received approximately $161,000 in settlement proceeds from the insurance company. The Partnership has increased its security measures at the Sierra Property and is in the process of evaluating repair and lease options for the damaged space.


Renovation

     In an effort to maximize the financial viability of the Sierra Property, the Partnership demolished and rebuilt part of the Sierra Property, and may demolish, rebuild, remodel and renovate other parts of the Sierra Property (the "Renovation"). As part of the Renovation, the portion of the shopping center previously occupied by Good Guys, an electronics retailer and former anchor tenant of the Sierra Property whose lease expired on November 30, 2003, was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the property adjacent to the Sierra Property (the ?Adjacent Property?). The Partnership took an impairment charge in 2003 on the portion of the building of the Sierra Property that was demolished for this purpose. The driveway was constructed and put into use on September 30, 2004, and is being shared by, and provides a connection between, the Sierra Property and the Adjacent Property. In January 2004, the Adjacent Property entered into a lease with the Partnership for a 37,368 square foot section of the Sierra Property (including the new driveway). The Adjacent Property pays rent and has a minimum lease term of 15 years at a monthly rent of $25,000, subject to increase every 60 months based on the Consumer Price Index. The Adjacent Property also uses part of the common area of the Sierra Property and pays its proportionate share of the common area expense of the Sierra Property. The Adjacent Property has the option to renew the lease for three five-year terms, and at the end of the extension periods, has the option to purchase the leased section of the Sierra Property at a price to be determined based on an MAI Appraisal. The space being leased by the Adjacent Property provides pedestrian and vehicle access to the Adjacent Property, and the Adjacent Property has use of a portion of the parking spaces at the Sierra Property. The total cost of the project was $2.0 million and the Adjacent Property was responsible for two-thirds of the total cost, or $1.35 million.

     Further phases of the Renovation are currently being studied. Until firm plans are established for the development of the Sierra Property, we are marketing vacant spaces only to tenants willing to sign short-term leases.

     As of March 15, 2007, 31.9% of the Sierra Property's rentable square footage was occupied. The average effective monthly rent is $1.19 per occupied square foot. This does not include the driveway leased to the Adjacent Property.


Lease Expirations

     The following table details the number of tenants whose leases will expire for each of the next ten years and related information:

                                   Total Sq. Ft.    Annual Rent of      % of Gross Annual
               Number of Leases    of Expiring      Expiring Leases     Rent of Expiring
Year           Expiring            Leases           at Current Rates    Leases
----           ----------------    -------------    ----------------    -----------------
2007                  6               13,026            268,269              21.2%
2008                  9               19,829            368,900              29.2%
2009                  2                2,875             52,724               4.2%
2010                  0                   -                  -                  -
2011 through
2016                  1                7,224             59,598               4.7%

     In addition, there are eight spaces totaling approximately 25,750 square feet and representing approximately $20,500 in monthly rent that are currently being leased on a month-to-month basis.


Depreciation

     Set forth below is a table showing the carrying value, accumulated depreciation and federal tax basis (in thousands) of the Sierra Property as of December 31, 2006:

 Carrying     Accumulated                                   Federal Tax
   Value      Depreciation       Rate          Method          Basis
-----------   ------------     --------     -------------   -----------
 $ 15,586        $1,799        5-30 yrs     Straight Line    $ 16,573


Realty Taxes

     The realty tax rate for the Sierra Property for July 1, 2006 through June 30, 2007, is approximately 3.6462% of appraised value and the real estate taxes to be paid are $250,685.

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


ITEM 3. LEGAL PROCEEDINGS

     On April 12, 2004, the Partnership took legal action against Smith?s Food King (?Smith?s?), a supermarket retail chain, as it was in default of its obligation to pay common area charges and other covenants of its lease. The courts ruled in favor of the Partnership. On October 1, 2004, the Partnership was notified by Smith?s, that Smith?s would vacate its leased space on October 12, 2004. Smith?s had been leasing a 68,972 square-foot space at the Sierra Property, representing approximately 32.4% of the Sierra Property?s rentable square footage. Smith?s was contractually obligated to continue paying rent and common area maintenance charges, as well as to fulfill its other obligations under its lease agreement through expiration in August 2008. On April 25, 2005, the Partnership settled its lawsuit with Smith?s. Per the terms of the settlement, Smith?s paid the Partnership the sum of $1.2 million in settlement of all charges owed, future rent and early termination of its lease at the Sierra Property. As a result of the settlement in favor of the Partnership, the Partnership regained control of the premises previously occupied by Smith?s.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     There is no established public trading market for the Units of the Partnership. As of March 15, 2007, there were approximately 1,326 holders of Units owning an aggregate of 180,937 Units (including Units held by affiliates of the General Partner).


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

Recent Events

     On May 23, 2006, Ben Farahi resigned as an executive officer and director of Monarch Casino & Resort, Inc. (?Monarch?), which controls a hotel casino property located next to the Sierra Property (the "Adjacent Property"). Mr. Farahi resigned, in part, to eliminate any potential conflict of interest with respect to his position with the General Partner and his ownership of Units and with the intent of focusing on the best interests of the Partnership. Currently, Ben Farahi beneficially owns approximately 10.5% of Monarch?s outstanding common stock.

     On July 20, 2006, Monarch filed a Form 8-K stating that Monarch's Board of Directors had been ?accumulating information relative to a potential purchase offer? for the Sierra Property. On July 26, 2006, the Partnership received a letter from counsel to Monarch setting forth the terms of a proposal by Monarch to purchase the Sierra Property at a cash price of $27 million (the ?Offer?).

     The Partnership has received expressions of interest in the Sierra Property from Monarch and other third parties in the past but no prior offers were ever made, nor were any significant negotiations ever commenced. In October 2005, a representative of a publicly held casino operator met with Ben Farahi, in his capacity as the sole manager of the General Partner, and stated that his company was interested in purchasing the Adjacent Property and, contingent upon such purchase, also desired to purchase the Sierra Property. However, negotiations between the casino operator and Monarch, the owner of the Adjacent Property, were unsuccessful and, accordingly, no offer was ever made to purchase the Sierra Property. In addition, on May 3, 2006, the Partnership received a letter from counsel to Monarch confirming a prior telephone conversation in which such counsel had advised Ben Farahi that the Monarch Board of Directors wished immediately to commence negotiations for the Sierra Property. During the referenced telephone conversation, a member of the Board of Directors of Monarch informed Ben Farahi that Monarch was interested in negotiating to purchase the Sierra Property. Ben Farahi, on behalf of the General Partner, responded to the representative of Monarch that the Partnership was not interested in selling the Sierra Property but would, instead, consider entering into a long-term lease arrangement.

     On August 4, 2006, the Partnership entered into a letter agreement (the "Agreement") with Marshall & Stevens Incorporated ("Marshall & Stevens") pursuant to which the Partnership retained Marshall & Stevens to assist the Partnership in analyzing Monarch?s offer to purchase the Sierra Property and the Partnership's strategic alternatives compared to the Offer.

     The Agreement stated that Marshall & Stevens was to provide the Partnership with financial advisory services for a fee of $20,000, and an objective, supportable fairness opinion from a financial point of view for a fee of $50,000, to the partners of the Partnership as to the Offer. The Agreement required payment of a $20,000 retainer and, if the opinion was not delivered, the Partnership would be required to pay Marshall & Stevens on an hourly basis for its time spent on the engagement. The Agreement also provided for the Partnership to indemnify Marshall & Stevens against claims involving its services furnished to the Partnership and included a mandatory arbitration provision.

     On October 16, 2006, the General Partner decided, after completing a thorough review of the Offer, that such Offer was not in the best interest of the Partnership's limited partners and, therefore, would not be entering into negotiations with Monarch.

     Bell Furniture, Inc. ("Bell"), a furniture retailer, vacated its leased premises at the Sierra property on December 4, 2006. Bell occupied 52,660 square feet, or approximately 24.8%, of the Sierra Property?s leasable space and paid a monthly base rent of $31,000. Bell's lease terminated on October 31, 2006, and remained as a tenant of the Sierra Property on a month-to-month basis until vacating.

     On June 22, 2006, Ben Farahi, as the sole managing member of Western, filed Articles of Dissolution with the Secretary of State of the State of Nevada with respect to Western, which beneficially owns 91,902 Units. On June 30, 2006, the Articles of Dissolution were challenged by Ben Farahi?s brothers, each of whom owns a one-third interest in Western. In the event that Western has been properly dissolved, Ben Farahi beneficially owns one-third of the Units formerly owned by Western, constituting 30,634 Units, based on his ownership of a one-third interest in Western. If, alternatively, the dissolution issue is considered to be unresolved, Ben Farahi disclaims beneficial ownership of two-thirds of the Units owned by Western pursuant to Rule 13d-4 promulgated under the Securities Exchange Act of 1934, as amended. In either of these events, Ben Farahi owns an aggregate of 49,797 Units, representing 27.5% of the outstanding Units. In the event that it is eventually determined under Nevada law that Ben Farahi?s brothers control Western's actions, on the other hand, it is possible, although unlikely, they would control 91,902 Units on behalf of Western, constituting a 50.8% majority interest in the Partnership's outstanding Units. In such event, they could remove and replace the General Partner and control whether, and on what terms, the Sierra Property is sold. Ben Farahi is no longer acting in concert with, or considered for securities law purposes to be part of a ?group? with, either of his brothers with respect to his ownership of Units. The sole managing member of Western made a request to the Partnership to transfer 90% of Western's Units to each of the three members proportionately. After considering this request, the Partnership decided that, based on the situation described above, it would be inappropriate to allow such transfer.

     On June 6, 2006, Mr. Ben Farahi, the Manager of the General Partner but acting in his individual capacity, commenced a tender offer (the "Offer") to purchase up to 65,000 Units at a price of $140 per Unit. The Offer expired on August 29, 2006, and resulted in the tender by limited partners, and purchase by Mr. Farahi, of 8,821 Units. As a result of such purchases, Mr. Farahi beneficially owns 49,797 Units, constituting approximately 27.5% of the outstanding Units, in addition to 61,268 Units of which he disclaims beneficial ownership.

     On April 14, 2006, a distribution of $2.50 per Unit was paid to limited partners of record as of the close of business on March 31, 2006, and affiliates of the Partnership, including the General Partner, received an aggregate of $267,209 from this distribution.

     Effective April 1, 2006, Ben Farahi resigned as Co-Trustee of the Jila Farahi Trust, which beneficially owned 155 Units at such date. As such, Mr. Farahi no longer owns shared voting or dispositive power with respect to such Units.

     In March 2006, the space previously occupied by Smith?s was broken into and vandalized resulting in damage in excess of $200,000. The Partnership filed an insurance claim on the loss and, in 2007, received approximately $161,000 in settlement proceeds from the insurance company. The Partnership has increased its security measures at the Sierra Property and is in the process of evaluating repair and lease options for the damaged space.

     During 2006, the Partnership paid $50,000 in consulting fees to the General Partner for work related to the Sierra Property?s zoning change application that was approved by the City of Reno in January 2006.

     During 2006, Mr. Ben Farahi, acting in his individual capacity, acquired 84 Units in a series of open market transactions.


Real Estate Market

     The Partnership's sole fixed asset as of December 31, 2006 was the Sierra Property, which is currently in need of several new tenants. There has been substantial development of retail space in the Reno area over the past few years especially in close vicinity to the Sierra Property, which has created substantial competition for the Sierra Property. Also, in the past few years, the Sierra Property has lost all of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms; two of the spaces are currently vacant. The third anchor tenant space was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property, and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property since September 30, 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by Good Guys, an electronics retailer and former anchor tenant of the Sierra Property whose lease expired on November 30, 2003.

     There can be no assurances that the Partnership's plan to improve the Sierra Property's occupancy will be successful. Until firm plans are established for the renovation and/or redevelopment of the Sierra Property, we are marketing vacant spaces only to tenants willing to sign short-term leases.

Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents increased by $730,397 to $7,264,486 during the year ended December 31, 2006 as compared to December 31, 2005. The increase was due to cash provided by operating activities of $1,194,339, which were partially offset by $463,942 of cash used in the $2.50-per-Unit distribution (see below). Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses. See "Item 7. Financial Statements -
Note 2."

     On April 14, 2006, a distribution of $2.50 per Unit was paid to limited partners of record as of the close of business on March 31, 2006, and affiliates of the Partnership, including the General Partner, received an aggregate of $267,209 from this distribution. The balance of this distribution, $196,733, was paid to the Partnership?s non-affiliated limited partners. The Partnership does not anticipate making any distributions of net cash provided by operating activities in the near future because such cash will be needed for renovations and enhancements to the Sierra Property, as well as for other possible investments.

RESULTS OF OPERATIONS

Comparison of operating results for the year ended December 31, 2006 as compared to December 31, 2005.

     Net income decreased by $932,522 to $629,763 for the year ended
December 31, 2006 as compared to 2005. Revenues decreased by $975,145 to $2,115,035 for the year ended December 31, 2006 as compared to the same period in 2005. The decrease in net income is due to the decrease in revenues partially offset by a $42,623 decrease in costs and expenses. The decrease in revenues was primarily due to the receipt of $990,634 in escalations and settlement proceeds from the Partnership?s lawsuit with Smith?s during 2005, combined with a decrease of $163,433 in rental income due to lower occupancy partially offset by an increase in rental rates at the Sierra property during 2006 compared to 2005. These decreases were partially offset by higher interest income during 2006 due to higher cash balances and higher interest rates.

     The decrease in costs and expenses in 2006 as compared to 2005, was due to decreased operating and property management fee expenses, as well as a $138,871 decrease in write-offs in costs of development not consummated (related to design and engineering expenses for potential renovation plans to the Sierra Property that were subsequently cancelled due to changes in market conditions that caused the maximum potential of the Sierra Property to change). These decreases were partially offset by a $174,994 increase in general and administrative expenses mainly due to increased legal and accounting expenses in 2006, the $50,000 consulting fee paid to the General Partner in the 2006 second quarter for its work related to the Sierra Property?s zoning change application, and the fees related to the financial advisory services provided by Marshall & Stevens in relation to Monarch?s offer to purchase the Sierra Property. Operating expenses decreased due to overall decreases in costs associated with operating the Sierra Property in 2006 as compared to the prior year. Depreciation expense remained relatively unchanged in 2006 as compared to 2005. Property management fees decreased due to the decrease in rental income during 2006 as compared to 2005.


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

     None of the recently issued accounting standards had any effect on the Partnership?s financial statements.

Quantitative and Qualitative Disclosures about Market Risk

     The Partnership is not subject to market risk as its cash and cash equivalents are invested in short-term money market mutual funds. The Partnership has no loans outstanding.

ITEM 7. FINANCIAL STATEMENTS




            Report of Independent Registered Public Accounting Firm

To the Partners of
Biggest Little Investments, L.P.:

We have audited the accompanying balance sheet of Biggest Little Investments, L.P. (the ?Partnership?) as of December 31, 2006 and the related statements of income, partners? equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Partnership?s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion of the effectiveness of the Partnership?s internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biggest Little Investments, L.P. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


Mark Bailey & Co, Ltd.
Reno, Nevada
March 23, 2007

            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------


To the Partners of
Biggest Little Investments, L.P.:



We have audited the accompanying balance sheet of Biggest Little Investments, L.P. (a limited partnership) (the ?Partnership?) as of December 31, 2005, and the related statement of operations, partners? equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership?s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Partnership?s internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

As described in notes 1 and 3 to the financial statements, the Partnership has had significant transactions with related parties. Related party transactions are not arms length transactions and may not represent fair market value.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biggest Little Investments, L.P. (a limited partnership) as of December 31, 2005, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.






/s/ Imowitz, Koenig & Co., LLP

New York, New York
March 24, 2007

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS


                                                       December 31,
                                               -------------------------
                                                   2006         2005
                                               ------------ ------------
ASSETS

  Real estate, net............................ $ 13,787,444  $ 14,319,695
  Cash and cash equivalents...................    7,264,486     6,534,089
  Receivables.................................       24,785        21,156
                                               ------------  ------------
     Total assets............................. $ 21,076,715  $ 20,874,940
                                               ============  ============

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

    Accounts payable and accrued expenses..... $     86,910  $     42,228
    Rent prepaid..............................       12,882        19,205
    Tenant deposits...........................       39,444        41,849
                                               ------------  ------------
  Total liabilities...........................      139,236       103,282
                                               ------------  ------------

  Commitments and contingencies

    Partners' equity

    Limited partners' equity (180,937 units at
     12/31/06 and 12/31/05 issued and
     outstanding).............................   20,401,204    20,239,528
    General partners' equity..................      536,275       532,130
                                               ------------  ------------
  Total partners' equity......................   20,937,479    20,771,658
                                               ------------  ------------
     Total liabilities and partners' equity... $ 21,076,715  $ 20,874,940
                                               ============  ============



The accompanying Notes to Financial Statements are an integral part of these statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
                           STATEMENTS OF OPERATIONS

                                            Years ended December 31,
                                           ---------------------------
                                               2006           2005
                                           ------------   ------------
Revenues
  Rental income.........................   $  1,745,166   $  1,908,599
  Other income..........................         17,608        990,634
  Interest income.......................        352,261        190,947
                                           ------------   ------------
     Net revenues.......................      2,115,035      3,090,180
                                           ------------   ------------
Costs and Expenses

  Operating expenses....................        537,711        551,034
  General and administrative............        303,513        128,519
  Depreciation..........................        522,251        522,081
  Property management fees..............        111,797        177,390
  Costs of development not consummated..         10,000        148,871
                                           ------------   ------------
     Total costs and expenses...........      1,485,272      1,527,895
                                           ------------   ------------
     Net income ........................   $    629,763   $  1,562,285
                                           ============   ============

Net income attributable to:

     Limited partners...................   $    614,019   $  1,523,227

     General partner....................         15,744         39,058
                                           ------------   ------------
                                           $    629,763   $  1,562,285
                                           ============   ============


NET INCOME PER UNIT OF LIMITED PARTNERSHIP
    INTEREST                               $       3.39   $       8.42
                                           ============   ============

WEIGHTED AVERAGE UNITS OUTSTANDING              180,937        180,937
                                           ============   ============



The accompanying Notes to Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                      STATEMENTS OF PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2006 AND 2005



                             Limited         General        Total
                            Partners'       Partner?s     Partners'
                              Equity         Equity        Equity
                           ------------   ------------   -----------
Balance, December 31, 2004 $ 18,716,301   $    493,072   $19,209,373
  Net income..............    1,523,227         39,058     1,562,285
                           ------------   ------------   -----------
Balance, December 31, 2005   20,239,528        532,130    20,771,658
  Distribution............     (452,343)       (11,599)     (463,942)
  Net income..............      614,019         15,744       629,763
                           ------------   ------------   -----------
Balance, December 31, 2006 $ 20,401,204   $    536,275   $20,937,479
                           ============   ============   ===========


The accompanying Notes to Financial Statements are an integral part of these statements.

                      BIGGEST LITTLE INVESTMENTS L.P.
                          STATEMENTS OF CASH FLOWS



                                                Years ended December 31,
                                                -------------------------
                                                    2006          2005
                                                ------------  -----------
Cash flows from operating activities:
  Net income .................................. $    629,763  $ 1,562,285
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation.............................      522,251      522,081
      Costs of development not consummated.....       10,000      148,871
   Changes in assets and liabilities:
      (Increase) decrease in receivables.......       (3,629)     133,702
      Increase (decrease) in accounts payable,
        accrued expenses, prepaid rent and rent
        deposits...............................       35,954      (12,285)
                                                ------------  -----------
    Net cash provided by
      operating activities.....................    1,194,339    2,354,654
                                                ------------  -----------

Cash flows from investing activities
  Capital improvements.........................           -       (12,771)
                                                ------------  -----------
     Cash used in investing activities.........           -       (12,771)
                                                ------------  -----------
Cash flows from financing activities:
  Cash used for distribution...................     (463,942)          -
                                                ------------  -----------
     Cash used in financing activities.........     (463,942)          -
                                                ------------  -----------

Net increase in cash...........................      730,397    2,341,883

Cash and cash equivalents, beginning of year...    6,534,089    4,192,206
                                                ------------  -----------
Cash and cash equivalents, end of year......... $  7,264,486  $ 6,534,089
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

     On September 1, 2005, the Partnership?s Amended LP Agreement was amended to provide the General Partner with a right of first refusal to purchase Units from selling limited partners who propose to sell the Units to a purchaser, which is not an existing limited partner of the Partnership.

     On November 1, 2005, the Partnership filed an application with the City of Reno to change the zoning of the Sierra Property from ?Commercial? to ?Hotel Casino.? The Sierra Property has historically enjoyed ?Tourist Commercial? designation under the City?s master plan. The City of Reno is considering changing the master plan for the area where the Sierra Property is located. The application to change the zoning was made in order to protect the rights of the Sierra Property, to match the City?s current master plan designation and to ensure that the Sierra Property?s master plan does not get changed. The ?Hotel Casino? zoning allows for more uses than ?Commercial? zoning. On January 25, 2006, the City of Reno approved the zoning change application.

     Until firm plans are established for the development of the Sierra Property, the Partnership is marketing vacant spaces only to tenants willing to sign short-term leases. The Sierra Property is approximately 68% vacant.


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

Allowance for Doubtful Accounts

     The Partnership monitors its accounts receivable balances on a monthly basis to ensure they are collectible. On a quarterly basis, the Partnership uses its historical experience to determine its accounts receivable reserve. The Partnership?s allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. The Partnership evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations. In these cases, management uses judgment, based upon the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. The Partnership also establishes a general reserve based upon a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, the Partnership?s estimate of the recoverability of amounts due the Partnership could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known. The Partnership currently does not have an allowance for bad debt.

Cash and Cash Equivalents

     For the purpose of the statements of cash flows, the Partnership considers all short-term investments, which have original maturities of three months or less to be cash equivalents. Substantially all of the Partnership's cash and cash equivalents are held at one financial institution.

Concentration of Credit Risk

     The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in savings and money market accounts. Cash balances exceeded these insured levels during the year.

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

Net Income Per Unit of Limited Partnership Interest

     Net income per Unit is computed based upon the weighted average number of Units outstanding (180,937 Units at December 31, 2006 and 2005) during the year.

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

Recently Issued Accounting Standards

     In 2005, the Financial Accounting Standards Board (the ?FASB?) issued SFAS No. 154, ?Accounting Changes and Error Correction,? which requires that all voluntary changes in accounting principle should be accounted for by retrospective application, unless impracticable to do so. Retrospective application is defined as the application of a different accounting principle to prior accounting periods as if that principle had always been used. SFAS No. 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an impact on the Partnership?s financial statements during the years ended Decmber 31, 2005 and 2006.

     In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (?EITF?) on Issue No. 04-05, ?Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights? (?EITF 04-05?). EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF 04-05 became effective on June 29, 2005, for all newly formed or modified limited partnership arrangements and January 1, 2006, for all existing limited partnership arrangements. The Partnership?s adoption of this standard did not have any effect on its financial statements.

     In September 2006, the FASB issued SFAS No. 157, ?Fair Value Measurements? (?SFAS 157?). This statement defines fair value, establishes a framework for measuring fair value for both assets and liabilities through a fair value hierarchy and expands disclosure requirements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Partnership is evaluating SFAS 157 and has not yet determined the impact the adoption will have on the consolidated financial statements.

     In September 2006, the Securities and Exchange Commission (the ?SEC?) issued Staff Accounting Bulletin No. 108 (?SAB 108?), which documents the SEC staff?s views regarding the process of quantifying financial statement misstatements. Under SAB 108, the Partnership must evaluate the materiality of an identified unadjusted error by considering the impact of both the current year error and the cumulative error, if applicable. This also means that both the impact on the current period income statement and the period-end balance sheet must be considered. SAB 108 is effective for fiscal years ending after November 15, 2006. Any past adjustments required to be recorded as a result of adopting SAB 108 are recorded as a cumulative effect adjustment to the opening balance of retained earnings. The Partnership does not believe the adoption of SAB 108 will have a material impact on its financial position or results of operations.


NOTE 3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     Effective January 1, 2002, Maxum LLC (the ?General Partner?) acquired the associate and general partnership interests of the Partnership previously held by Presidio and RAM Funding, respectively, pursuant to the Assignment Agreement, dated as of October 10, 2001, between the General Partner, Western Real Estate Investments, LLC, a Nevada limited liability company and an affiliate of the General Partner ("Western"), RAM Funding and Presidio as well as Presidio Capital Investment Company LLC, Presidio Partnership II Corp. and Bighorn Associates LLC, each of which is affiliated with RAM Funding and Presidio AGP Corp. and was a limited partner of the Partnership prior to January 1, 2002 (the "Former LPs"). Also pursuant to the Assignment Agreement, as of January 1, 2002, Western purchased all 57,695 Units of limited partnership interest in the Partnership owned by the Former LPs ("Former LP Units"). However, the Former LPs reserved their rights to the proceeds from the settlement of a class action litigation, which was subsequently settled. Also, prior to 2002, Western had acquired 2,799 Units on the open market, 749 Units through intermediaries and 6,841 Units via a tender offer, and Mr. Ben Farahi, in his individual capacity, acquired 44 Units in an open market transaction. During 2002, another affiliate of the General Partner, Virginia Springs LLC (?Virginia Springs?), acquired 9,703 Units via a tender offer. In 2003, Virginia Springs LLC acquired 12,339 Units via another tender offer, and Western acquired 407 Units from several limited partners in a series of private transactions. In 2004, Western acquired 1,359 Units from several limited partners in a series of private transactions. During 2005, Mr. Ben Farahi, the Manager of the General Partner but acting in his individual capacity, acquired 568 Units from several limited partners in a series of private transactions, and 9,646 Units via a tender offer. Also during 2005, Western acquired 10 Units in an open market transaction. During 2006, Virginia Springs transferred all 22,042 of its Units to Western. Also during 2006, Mr. Ben Farahi, acting in his individual capacity, acquired 84 Units in a series of open market transactions, and an additional 8,821 Units via a tender offer that termonated on August 29, 2006 (see below). Accordingly, as of December 31, 2006, affiliates of the General Partner owned 111,065 Units, which represented 61.4% of the issued and outstanding Units at such date.

     On May 23, 2006, Ben Farahi resigned as an executive officer and director of Monarch Casino & Resort, Inc. (?Monarch?), which controls a hotel casino property located next to the Sierra Property (the "Adjacent Property"). Mr. Farahi resigned, in part, to eliminate any potential conflict of interest with respect to his position with the General Partner and his ownership of Units and with the intent of focusing on the best interests of the Partnership. Currently, Ben Farahi beneficially owns approximately 10.5% of Monarch?s outstanding common stock.

     On July 20, 2006, Monarch filed a Form 8-K stating that Monarch's Board of Directors had been ?accumulating information relative to a potential purchase offer? for the Sierra Property. On July 26, 2006, the Partnership received a letter from counsel to Monarch setting forth the terms of a proposal by Monarch to purchase the Sierra Property at a cash price of $27 million (the ?Offer?).

     The Partnership has received expressions of interest in the Sierra Property from Monarch and other third parties in the past but no prior offers were ever made, nor were any significant negotiations ever commenced. In October 2005, a representative of a publicly held casino operator met with Ben Farahi, in his capacity as the sole manager of the General Partner, and stated that his company was interested in purchasing the Adjacent Property and, contingent upon such purchase, also desired to purchase the Sierra Property. However, negotiations between the casino operator and Monarch, the owner of the Adjacent Property, were unsuccessful and, accordingly, no offer was ever made to purchase the Sierra Property. In addition, on May 3, 2006, the Partnership received a letter from counsel to Monarch confirming a prior telephone conversation in which such counsel had advised Ben Farahi that the Monarch Board of Directors wished immediately to commence negotiations for the Sierra Property. During the referenced telephone conversation, a member of the Board of Directors of Monarch informed Ben Farahi that Monarch was interested in negotiating to purchase the Sierra Property. Ben Farahi, on behalf of the General Partner, responded to the representative of Monarch that the Partnership was not interested in selling the Sierra Property but would, instead, consider entering into a long-term lease arrangement.

     On August 4, 2006, the Partnership entered into a letter agreement (the "Agreement") with Marshall & Stevens Incorporated ("Marshall & Stevens") pursuant to which the Partnership retained Marshall & Stevens to assist the Partnership in analyzing Monarch?s offer to purchase the Sierra Property and the Partnership's strategic alternatives compared to the Offer.

     The Agreement stated that Marshall & Stevens was to provide the Partnership with financial advisory services for a fee of $20,000, and an objective, supportable fairness opinion from a financial point of view for a fee of $50,000, to the partners of the Partnership as to the Offer. The Agreement required payment of a $20,000 retainer and, if the opinion was not delivered, the Partnership would be required to pay Marshall & Stevens on an hourly basis for its time spent on the engagement. The Agreement also provided for the Partnership to indemnify Marshall & Stevens against claims involving its services furnished to the Partnership and included a mandatory arbitration provision.

     On October 16, 2006, the General Partner decided, after completing a thorough review of the Offer, that such Offer was not in the best interest of the Partnership's limited partners and, therefore, would not be entering into negotiations with Monarch.

     On June 22, 2006, Ben Farahi, as the sole managing member of Western, filed Articles of Dissolution with the Secretary of State of the State of Nevada with respect to Western, which beneficially owns 91,902 Units. On June 30, 2006, the Articles of Dissolution were challenged by Ben Farahi?s brothers, each of whom owns a one-third interest in Western. In the event that Western has been properly dissolved, Ben Farahi beneficially owns one-third of the Units formerly owned by Western, constituting 30,634 Units, based on his ownership of a one-third interest in Western. If, alternatively, the dissolution issue is considered to be unresolved, Ben Farahi disclaims beneficial ownership of two-thirds of the Units owned by Western pursuant to Rule 13d-4 promulgated under the Securities Exchange Act of 1934, as amended. In either of these events, Ben Farahi owns an aggregate of 49,797 Units, representing 27.5% of the outstanding Units. In the event that it is eventually determined under Nevada law that Ben Farahi?s brothers control Western's actions, on the other hand, it is possible, although unlikely, they would control 91,902 Units on behalf of Western, constituting a 50.8% majority interest in the Partnership's outstanding Units. In such event, they could remove and replace the General Partner and control whether, and on what terms, the Sierra Property is sold. Ben Farahi is no longer acting in concert with, or considered for securities law purposes to be part of a ?group? with, either of his brothers with respect to his ownership of Units. The sole managing member of Western made a request to the Partnership to transfer 90% of Western's Units to each of the three members proportionately. After considering this request, the Partnership decided that, based on the situation described above, it would be inappropriate to allow such transfer.

     On June 6, 2006, Ben Farahi, acting in his individual capacity, commenced a tender offer to purchase up to 65,000 Units for $140 per Unit in cash. The tender offer was set to expire on July 6, 2006. However, the tender offer was extended and subsequently expired on August 29, 2006. Mr. Farahi acquired 8,821 Units as a result of this tender offer.

     On April 14, 2006, a distribution of $2.50 per Unit was paid to limited partners of record as of the close of business on March 31, 2006, and affiliates of the Partnership, including the General Partner, received an aggregate of $267,209 from this distribution. No distributions were made for the fiscal year ended December 31, 2005.

     During 2006, the Partnership paid $50,000 in consulting fees to the General Partner for work related to the Sierra Property?s zoning change application that was approved by the City of Reno in January 2006.

     The Partnership demolished and rebuilt some parts of the Sierra Property and may remodel, demolish and renovate other parts, of the Sierra Property (the "Renovation") in an attempt to improve the financial viability of the Sierra Property. As part of the Renovation, the portion of the shopping center previously occupied by Good Guys, a former anchor tenant of the Sierra Property whose lease expired on November 30, 2003, was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property. The Partnership took an impairment charge in 2003 on the portion of the building of the Sierra Property that was demolished. The driveway was constructed and put into use on September 30, 2004, and is being shared by, and provides a connection between, both properties. In January 2004, the Adjacent Property entered into a lease with the Partnership for a section of the Sierra Property (including the new driveway). The Adjacent Property began paying rent on September 30, 2004, and has a minimum lease term of 15 years at a monthly rent of $25,000, subject to increases every 60 months based on the Consumer Price Index. The Adjacent Property also uses part of the common area of the Sierra Property and pays its proportionate share of the common area expense of the Sierra Property. The Adjacent Property has the option to renew the lease for three five-year terms, and at the end of the extension period, has the option to purchase the leased section of the Sierra Property at a price to be determined based on an MAI Appraisal. The space being leased by the Adjacent Property provides pedestrian and vehicle access to the Adjacent Property, and the Adjacent Property has use of a portion of the parking spaces at the Sierra Property. The total cost of the project was $2.0 million and the Adjacent Property was responsible for two-thirds of the total cost, or $1.35 million.

     In addition to the driveway lease, the Adjacent Property is currently leasing approximately 16,300 square feet of office and storage space at the Sierra Property and is paying approximately $11,200 per month in rent plus common area expenses for such spaces. The Adjacent Property is also leasing sign space at the Sierra Property for $1,000 per month.

     The Partnership received $473,980 and $446,371 (including $23,000 which had not been recorded in prior years) in rental revenue and common area charges during 2006 and 2005, respectively, for the driveway and the leased spaces.

     Accounting rules define transactions with related parties as transactions, which are not arms-length in nature and, therefore, may not represent fair market value.

     See Note 1.

Compensation of the General Partner

     The General Partner is the manager of the Sierra Property. The General Partner received $111,797 and $177,390 for the years ended December 31, 2006, and 2005, respectively for such management services. Also, pursuant to the Amended LP Agreement, the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including without limitation the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, for the year ended December 31, 2006, the General Partner was allocated $15,744 of income.

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

     For the fiscal year ended December 31, 2004, the General Partner earned approximately $65,732 in development fees, which has been capitalized as a cost of the building and improvements. The General Partner did not earn any development fees during 2005 or 2006.

     On April 14, 2006, a distribution of $2.50 per Unit was paid to limited partners of record as of the close of business on March 31, 2006, and affiliates of the Partnership, including the General Partner, received an aggregate of $267,209 from this distribution.

     During 2006, the Partnership paid $50,000 in consulting fees to the General Partner for work related to the Sierra Property?s zoning change application that was approved by the City of Reno in January 2006.


NOTE 4. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                December 31,        December 31,
                                    2006                2005
                                ------------        ------------
Land........................... $  3,198,574        $  3,198,574
Building and improvements......   12,387,906          12,387,905
                                ------------        ------------
                                  15,586,480          15,586,479
Accumulated depreciation.......   (1,799,036)         (1,276,784)
                                ------------        ------------
                                  13,787,444          14,309,695
Construction in progress.......           -               10,000
                                ------------        ------------
                                $ 13,787,444        $ 14,319,695
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

     The aggregate future minimum fixed lease payments receivable under noncancellable leases at December 31, 2006, are as follows:

          2007 ..........  $  938,895
          2008 ..........     707,126
          2009 ..........     391,637
          2010 ..........     359,598
          2011 ..........     359,598
          Thereafter ....   2,327,483
                          -----------
                          $ 5,084,337
                          ===========

NOTE 6. OTHER INCOME

     In 2005, the Partnership received $1,200,000 in settlement of its lawsuit with Smith?s Food King for default on its lease. Of the amount received, $318,220 was in settlement of all charges owed, the balance of $881,780 was for future rent and early termination of its lease.


NOTE 7. RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

     A reconciliation of net income per financial statements to the tax basis of accounting is as follows:

                                         Year ended December 31,
                                       --------------------------
                                            2006         2005
                                       ------------- ------------
Net income per financial statements    $    629,763  $ 1,562,285
Reconciliation of net income per books
  to tax basis accounting:
     Depreciation                           166,220      162,640
     Prepaid rent                            (6,323)       9,354
     Other tax adjustments                       -         9,472
                                       ------------- ------------
Net income per tax basis               $    789,660  $ 1,743,751
                                       ============= ============


     The differences between the Partnership's net assets per financial statements and tax basis of accounting are as follows:

                                         Year ended December 31,
                                       --------------------------
                                            2006         2005
                                       ------------- ------------
Net assets per financial statements    $ 20,937,479  $ 20,771,658
Reconciliation of net income per books
  to tax basis accounting:
     Tax basis in Property                  624,975       986,040
     Accumulated depreciation               488,745       (38,540)
     Prepaid rent                            12,882        19,205
Syndication costs                         2,230,944     2,230,944
Other tax adjustments                        10,085        10,085
                                       ------------- ------------
Net assets per tax basis               $ 24,305,110  $ 23,979,392
                                       ============= ============


NOTE 8. LITIGATION

     On April 12, 2004, the Partnership took legal action against Smith?s Food King (?Smith?s?), a supermarket retail chain, as it was in default of its obligation to pay common area charges and other covenants of its lease. The courts ruled in favor of the Partnership. On October 1, 2004, the Partnership was notified by Smith?s that Smith?s would vacate its leased space on October 12, 2004. Smith?s had been leasing a 68,972 square-foot space at the Sierra Property, representing approximately 32.4% of the Sierra Property?s rentable square footage. Smith?s was contractually obligated to continue paying rent and common area maintenance charges, as well as to fulfill its other obligations under its lease agreement through expiration in August 2008. On April 25, 2005, the Partnership settled its lawsuit with Smith?s. Per the terms of the settlement, Smith?s paid the Partnership the sum of $1.2 million in settlement of all charges owed, future rent and early termination of its lease at the Sierra Property. As a result of the settlement in favor of the Partnership, the Partnership regained control of the premises previously occupied by Smith?s. In March 2006, the space previously occupied by Smith?s was broken into and vandalized resulting in damage in excess of $200,000. The Partnership filed an insurance claim on the loss and, in 2007, received approximately $161,000 in settlement proceeds from the insurance company. The Partnership has increased its security measures at the Sierra Property and is in the process of evaluating repair and lease options for the damaged space.


NOTE 9. COSTS OF DEVELOPMENT NOT CONSUMMATED

     Costs of development not consummated consist of design and engineering expenses for potential renovation plans that were subsequently cancelled due to changes in market conditions that caused the maximum potential of the Sierra Property to change.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As reported on Form 8-K dated June 20, 2006, the Partnership disengaged Imowitz, Koenig & Co. (?Imowitz?) as its independent public accountants. The Manager of the General Partner participated in and approved the decision to disengage Imowitz. The Partnership engaged Mark Bailey & Company Ltd. as its new independent accountants as of June 19, 2006.

ITEM 8A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the manager of the General Partner of the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's manager has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Partnership's internal control over financial reporting (as defined in Rule 13a- 15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of the Partnership's fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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

     Mr. Farahi, age 54, was, until May 26, 2006, Co-Chairman of the Board, Chief Financial Officer, Secretary, and Treasurer of Monarch Casino & Resort, Inc. which, through its wholly-owned subsidiary Golden Road Motor Inn, Inc., a Nevada company, owns and operates the tropically themed Atlantis Casino Resort in Reno, Nevada. Since September 1, 1978, Mr. Farahi has been a partner in Farahi Investment Company, which is involved in real estate investment and development. Mr. Farahi is also the Manager of the General Partner. Mr. Farahi holds a mechanical engineering degree from the University of California at

Berkeley and a MBA degree in accounting from the California State University, Hayward.

     Although the Partnership does not have a board of directors or, accordingly, an audit committee, Mr. Farahi, as the managing member of the General Partner, qualifies as a "financial expert" as defined by the Securities and Exchange Commission in accordance with the Sarbanes-Oxley Act of 2002.


ITEM 10. EXECUTIVE COMPENSATION

     Under the Partnership's partnership agreement, the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including without limitation the Partnership's cash flow from operations and disposition proceeds. For the fiscal year ended December 31, 2006, the General Partner was allocated an aggregate of $15,744 of taxable income from the Partnership. See "Item 12. Certain Relationships and Related Transactions" for information regarding amounts paid to affiliates of the General Partner by the Partnership for services provided by them in fiscal year 2006. The General Partner is the manager of the Sierra Property and received $111,797 in 2006 for such management services. Also, pursuant to the Amended LP Agreement, the General Partner may receive development fees from the Partnership but did not earn any such development fees in 2006 or 2005.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     (a)  Security Ownership of Certain Beneficial Owners.

     Except as set forth below, no person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 15, 2007:

                                           Number of         % of
Name of Beneficial owners                  Units Owned       Class
---------------------------------------------------------------------
Western Real Estate Investments, LLC(1)(3) 91,902            0%-50.8%
Ben Farahi(2)(3)                           49,797(3)         27.5%
John Farahi(4)(3)                          61,268(5)         33.9%
Bob Farahi(4)(3)                           61,268(5)         33.9%

       (1) The principal business address of Western, an affiliate of the General Partner, is 1175 West Moana Lane, Suite 200, Reno, Nevada 89509.
       (2) Mr. Ben Farahi's principal business address is 1175 West Moana Lane, Suite 200, Reno, Nevada 89509.
       (3) Includes 19,163 Units held directly by Mr. Ben Farahi and 30,634 Units, or one third of the Units owned by Western. On June 22, 2006, Ben Farahi, as the sole managing member of Western, filed Articles of Dissolution with the Secretary of State of the State of Nevada with respect to Western, which beneficially owns 91,902 Units. On June 30, 2006, the Articles of Dissolution were challenged by Ben Farahi?s brothers, each of whom owns a one-third interest in Western. In the event that Western has been properly dissolved, Ben Farahi beneficially owns one-third of the Units formerly owned by Western, constituting 30,634 Units, based on his ownership of a one-third interest in Western. If, alternatively, the dissolution issue is considered to be unresolved, Ben Farahi disclaims beneficial ownership of two-thirds of the Units owned by Western pursuant to Rule 13d-4 promulgated under the Securities Exchange Act of 1934, as amended. In either of these events, Ben Farahi owns an aggregate of 49,797 Units, representing 27.5% of the outstanding Units. In the event that it is eventually determined under Nevada law that Ben Farahi?s brothers control Western's actions, on the other hand, it is possible, although unlikely, they would control 91,902 Units on behalf of Western, constituting a 50.8% majority interest in the Partnership's outstanding Units. In such event, they could remove and replace the General Partner and control whether, and on what terms, the Sierra Property is sold. Ben Farahi is no longer acting in concert with, or considered for securities law purposes to be part of a ?group? with, either of his brothers with respect to his ownership of Units. The sole managing member of Western made a request to the Partnership to transfer 90% of Western's Units to each of the three members proportionately. After considering this request, the Partnership decided that, based on the situation described above, it would be inappropriate to allow such transfer.
       (4) Messrs. John Farahi's and Bob Farahi?s principal business address is 1175 West Moana Lane, Suite 200, Reno, Nevada 89509.
       (5) Represents two thirds of 91,902 Units owned by Western with respect to which Messrs. Farahi share beneficial ownership.

     (b)  Security Ownership of Management.

     At March 15, 2007, neither the General Partner nor its members, manager or affiliates owned any Units except as indicated in (a) above.

     (c)  Changes in Control.

     There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective January 1, 2002, the General Partner acquired the associate and general partnership interests of the Partnership previously held by Presidio and RAM Funding, respectively, pursuant to the Assignment Agreement, dated as of October 10, 2001, between the General Partner, Western Real Estate Investments, LLC, a Nevada limited liability company and an affiliate of the General Partner ("Western"), RAM Funding and Presidio as well as Presidio Capital Investment Company LLC, Presidio Partnership II Corp. and Bighorn Associates LLC, each of which is affiliated with RAM Funding and Presidio AGP Corp. and was a limited partner of the Partnership prior to January 1, 2002 (the "Former LPs"). Also pursuant to the Assignment Agreement, as of January 1, 2002, Western purchased all 57,695 Units of limited partnership interest in the Partnership owned by the Former LPs ("Former LP Units"). However, the Former LPs reserved their rights to the proceeds from the settlement of a class action litigation, which was subsequently settled. Also, prior to 2002, Western had acquired 2,799 Units on the open market, 749 Units through intermediaries and 6,841 Units via a tender offer, and Mr. Ben Farahi, in his individual capacity, acquired 44 Units in an open market transaction. During 2002, another affiliate of the General Partner, Virginia Springs LLC (?Virginia Springs?), acquired 9,703 Units via a tender offer. In 2003, Virginia Springs LLC acquired 12,339 Units via another tender offer, and Western acquired 407 Units from several limited partners in a series of private transactions. In 2004, Western acquired 1,359 Units from several limited partners in a series of private transactions. During 2005, Mr. Ben Farahi, the Manager of the General Partner but acting in his individual capacity, acquired 568 Units from several limited partners in a series of private transactions, and 9,646 Units via a tender offer. Also during 2005, Western acquired 10 Units in an open market transaction. During 2006, Virginia Springs transferred all 22,042 of its Units to Western. Also during 2006, Mr. Ben Farahi, acting in his individual capacity, acquired 84 Units in a series of open market transactions, and an additional 8,821 Units via a tender offer that termonated on August 29, 2006 (see below). Accordingly, as of December 31, 2006, affiliates of Maxum owned 111,065 Units, which represented 61.4% of the issued and outstanding Units at such date.

     During the Partnership's fiscal years ended December 31, 2006 and 2005, the Partnership's general partners were not entitled to any payment for services from or with respect to the Partnership. However, pursuant to the Partnership's partnership agreement, the general partner(s) are entitled to receive 2.5% of Partnership's income, loss, capital and distributions (2.45% to the managing general partner and .05% to the associate general partner) including without limitation the Partnership's cash flow from operations and disposition proceeds. Under the Assignment Agreement (as defined in "CHANGE IN CONTROL" under Item 1.), the General Partner purchased the interests of both previous general partners. Pursuant to the Amended LP Agreement, there is no longer an associate general partner, and, therefore, the General Partner is entitled to receive the entire 2.5%. Based on the settlement agreement, however, the former general partners were not entitled to any of the Class Action settlement proceeds and were, accordingly, not allocated any taxable income associated with the settlement proceeds. For the year ended December 31, 2006, the General Partner was allocated $15,744 of income from operations.

     The General Partner is the manager of the Sierra Property. The General Partner received $111,797 and $177,390 for the years ended December 31, 2006, and 2005, respectively for such management services.

     An affiliate of the General Partner controls the Adjacent Property. In order to increase traffic flow to the Sierra Property, the Partnership has constructed a new driveway and traffic signal to make it easier for customers from the Adjacent Property to visit the Sierra Property. As part of the development, the portion of the Sierra Property previously occupied by Good Guys was demolished for the purpose of creating in its place the new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property. The Partnership took an impairment charge in 2003 on the portion of the building of the Sierra Property that was demolished for this purpose. The driveway is being shared by, and provides a connection between, both properties. The portion of the Sierra Property that was demolished is being leased to the owner of the Adjacent Property for $25,000 per month, which enables the Partnership to make up much of the lost rental revenue previously generated by Good Guys. The Adjacent Property has the option to renew the lease for three five-year terms, and at the end of the extension periods, has the option to purchase the leased section of the Sierra Property at a price to be determined based on an MAI appraisal. The space being leased by the Adjacent Property provides pedestrian and vehicle access to the Adjacent Property, and the Adjacent Property has use of a portion of the parking spaces at the Sierra Property. The total cost of the project was $2.0 million and the Adjacent Property was responsible for two-thirds of the total cost, or $1.35 million.

     In addition to the driveway lease, the Adjacent Property is currently leasing approximately 16,300 square feet of office and storage space at the Sierra Property and is paying approximately $11,200 per month in rent and common area expenses for such spaces. The Adjacent Property is also leasing sign space at the Sierra Property for $1,000 per month.

     The Partnership received $473,980 and $446,371 (including $23,000 which had not been recorded in prior years) in rental revenue and common area charges during 2006 and 2005, respectively, for the driveway and the leased spaces.

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

     For the fiscal year ended December 31, 2004, the General Partner earned approximately $65,732 in development fees, which has been capitalized as a cost of the building and improvements. The General Partner did not earn any development fees during 2005 or 2006.

     Accounting rules define transactions with related parties as transactions, which are not arms-length in nature and, therefore, may not represent fair market value.

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The General Partner has appointed Mark Bailey & Co., Ltd. as independent auditors to audit the consolidated financial statements of the Partnership for 2006.

Audit Fees. The Partnership paid Imowitz, Koenig & Co., LLP audit fees of approximately $25,500 for the year ended December 31, 2005, and has agreed to pay Mark Bailey & Co., Ltd. audit fees of approximately $20,000 for the year ended December 31, 2006.

Audit Related Fees. The Partnership paid audit related fees in the amount of $8,000 to Mark Bailey & Co., Ltd. for the year ended December 31, 2006. The Partnership did not pay any audit related fees to Imowitz, Koenig & Co., LLP for the year ended December 31, 2005.

Tax Fees. The Partnership has agreed to pay Mark Bailey & Co., Ltd. fees for tax services of approximately $5,500 for the year ended December 31, 2006. The Partnership paid Imowitz, Koenig & Co., LLP fees for tax services of approximately $16,500 for the year ended December 31, 2005.

Other Fees. The Partnership did not pay any other fees to Mark Bailey & Co., Ltd. or Imowitz, Koenig & Co., LLP for the years ended December 31, 2006 and 2005, respectively.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIGGEST LITTLE INVESTMENTS L.P.

By:  MAXUM LLC
     General Partner


By:  /s/ Ben Farahi                                       Date
     --------------
         Ben Farahi, Manager                              March 26, 2007

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                    Title                   Date

     /s/ Ben Farahi             Manager of                March 26, 2007
     --------------         the General Partner
         Ben Farahi

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

  (E)     Certificate of Amendment to Certificate of Limited
          Partnership dated as of January 1, 2002, filed on January 29, 2002 with the State of Delaware
          (incorporated by reference to Exhibit 3(e) to the Partnership's Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2002 (the
          "2001 Form 10-KSB").

  (F)     Certificate of Amendment to Certificate of Limited
          Partnership filed on November 9, 2003 with the State of Delaware (incorporated by reference to Exhibit
          3(F) to the Partnership's Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2004
          (the "2003 Form 10-KSB").

4.

  (A)     Amendment No. 1 to Second Amended and Restated
          Limited Partnership Agreement of Biggest Little
          Investments, L.P. is filed herewith as Exhibit
          4(A).


                                     -32-



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


                                     -33-



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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and I have:

         a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed, under my supervision, to ensure that material information relating to the small business issuer is made known to me, particularly during the period in which this annual report is being prepared:

         b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

         c) disclosed in this annual report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting to the small business issuer's auditors:

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



                                          /s/ Ben Farahi
                                          --------------
                                              Ben Farahi
                                              Manager of the General Partner

                                              Date: 3/26/07

                                                                    Exhibit 32

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Biggest Little Investments L.P. (the "Partnership"), on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:  March 26, 2007          /s/ Ben Farahi
                               --------------
                                   Ben Farahi,
                                   Manager of the General Partner

(..continued)