Form 10QSB
period 2007-06-30
BIGGEST LITTLE INVESTMENTS LP
filed 2007-08-10
CIK 804671

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2007


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
















                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS

                                                JUNE 30,         DECEMBER 31,
                                                  2007              2006
                                               (UNAUDITED)
                                              ------------       ------------
ASSETS

  Real estate, net............................ $13,365,318       $13,787,444
  Cash and cash equivalents...................   7,966,241         7,264,486
  Receivables.................................      40,240            24,785
  Prepaid expense.............................      14,188                -
                                               -----------       -----------
     Total assets............................. $21,385,987       $21,076,715
                                               ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

     Accounts payable, accrued expenses and
       unclaimed property..................... $    96,451       $    86,910
     Rent prepaid.............................       4,298            12,882
     Tenant deposits..........................      42,932            39,444
                                               -----------       -----------
  Total liabilities...........................     143,681           139,236
                                               -----------       -----------

  Commitments and contingencies

     Partners' equity

     Limited partners' equity (180,937 units
       issued and outstanding at 6/30/07 and
       12/31/06)..............................  20,698,410        20,401,204
     General partner's equity.................     543,896           536,275
                                               -----------       -----------
  Total partners' equity......................  21,242,306        20,937,479
                                               -----------       -----------
Total liabilities and partners' equity........ $21,385,987       $21,076,715
                                               ===========       ===========


The accompanying Notes to the Financial Statements are an integral part of these statements.

                      BIGGEST LITTLE INVESTMENTS L.P.
                      STATEMENTS OF INCOME (UNAUDITED)


                                   FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                            --------------------------   ------------------------
                                              JUNE 30,      JUNE 30,       JUNE 30,     JUNE 30,
                                                2007          2006           2007         2006
                                            ------------  ------------   ----------    ----------
Revenues

  Rental income............................ $  406,452    $  440,604     $  768,310    $  885,964
  Interest income..........................    106,065        83,992        207,192       160,250
                                            -----------   -----------    ----------    ----------
     Total revenues........................    512,517       524,596        975,502     1,046,214
                                            -----------   -----------    ----------    ----------
Costs and expenses

  Operating expenses.......................    118,316        94,952        245,262       294,762
  General and administrative...............     59,417        96,858        112,094       140,037
  Depreciation.............................    130,563       130,563        261,125       261,125
  Management fees..........................     28,570        27,181         52,194        51,160
                                            -----------   -----------    ----------    ----------
     Total costs and expenses..............    336,866       349,554        670,675       747,084
                                            -----------   -----------    ----------    ----------
  Net income............................... $  175,651    $  175,042     $  304,827    $  299,130
                                            ===========   ===========    ==========    ==========



Net income attributable to:

  Limited partners......................... $  171,260    $  170,666     $  297,206    $  291,652

  General partner..........................      4,391         4,376          7,621         7,478
                                            -----------   -----------    ----------    ----------
                                            $  175,651    $  175,042    $  304,827    $  299,130
                                            ===========   ===========    ==========    ==========

Net income per unit of limited partnership
  Interest................................. $     0.95    $     0.94     $     1.64    $     1.61
                                            ===========   ===========    ==========    ==========

Weighted average number of units
  Outstanding..............................    180,937       180,937        180,937       180,937


The accompanying Notes to the Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                               Limited        General         Total
                              Partners'      Partner's      Partners'
                               Equity         Equity         Equity
                             -----------    -----------    -----------
Balance - January 1, 2007    $20,401,204    $   536,275    $20,937,479

  Net income                     297,206          7,621        304,827
                             -----------    -----------    -----------
Balance - June 30, 2007      $20,698,410    $   543,896    $21,242,306
                             ===========    ===========    ===========





The accompanying Notes to the Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                    FOR THE SIX MONTHS ENDED
                                                   --------------------------
                                                     June 30,      June 30,
                                                       2007          2006
                                                   ------------  ------------
Cash flows from operating activities

Net income......................................... $   304,827   $   299,130

  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation .................................     261,125       261,125
     Increase in tenant receivables and prepaid
       expense.....................................     (29,643)      (42,734)
     Increase in accounts payable, accrued expenses
       and other liabilities.......................       4,445        66,121
                                                    -----------   -----------
    Net cash provided by operating activities......     540,754       583,642
                                                    -----------   -----------
Cash flows from investing activities

    Cash received from insurance for claims
      settlement...................................     161,001            -
                                                    -----------   -----------
    Cash used in investing activities..............     161,001            -
                                                    -----------   -----------
Cash flows from financing activities

  Cash used for distribution.......................          -       (463,942)
                                                    -----------   -----------
    Cash used in financing activities .............          -       (463,942)
                                                    -----------   -----------

Net (decrease) increase in cash and cash
  equivalents......................................     701,755       119,700

Cash and cash equivalents, beginning of period.....   7,264,486     6,534,089
                                                    -----------   -----------
Cash and cash equivalents, end of period........... $ 7,966,241   $ 6,653,789
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

     The results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year or for any other period.


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

Net Income Per Unit of Limited Partnership Interest

     Net income per unit of limited partnership interest (each individually, a "Unit" and, together, the "Units") is computed based upon the weighted average number of units outstanding (180,937 for the three and six months ended June 30, 2007 and 2006) during the period then ended.

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

NOTE 3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     Effective January 1, 2002, Maxum LLC (the "General Partner") acquired the associate and general partnership interests of the Partnership previously held by Presidio and RAM Funding, respectively, pursuant to the Assignment Agreement, dated as of October 10, 2001, between the General Partner, Western Real Estate Investments, LLC, a Nevada limited liability company and an affiliate of the General Partner ("Western"), RAM Funding and Presidio as well as Presidio Capital Investment Company LLC, Presidio Partnership II Corp. and Bighorn Associates LLC, each of which is affiliated with RAM Funding and Presidio AGP Corp. and was a limited partner of the Partnership prior to January 1, 2002 (the "Former LPs"). Also pursuant to the Assignment Agreement, as of January 1, 2002, Western purchased all 57,695 Units of limited partnership interest in the Partnership owned by the Former LPs ("Former LP Units"). However, the Former LPs reserved their rights to the proceeds from the settlement of a class action litigation, which was subsequently settled. Also, prior to 2002, Western had acquired 2,799 Units on the open market, 749 Units through intermediaries and 6,841 Units via a tender offer, and Mr. Ben Farahi, in his individual capacity, acquired 44 Units in an open market transaction. During 2002, another affiliate of the General Partner, Virginia Springs LLC ("Virginia Springs"), acquired 9,703 Units via a tender offer. In 2003, Virginia Springs LLC acquired 12,339 Units via another tender offer, and Western acquired 407 Units from several limited partners in a series of private transactions. In 2004, Western acquired 1,359 Units from several limited partners in a series of private transactions. During 2005, Mr. Ben Farahi, the Manager of the General Partner but acting in his individual capacity, acquired 568 Units from several limited partners in a series of private transactions, and 9,646 Units via a tender offer. Also during 2005, Western acquired 10 Units in an open market transaction. During 2006, Virginia Springs transferred all 22,042 of its Units to Western. Also during 2006, Mr. Ben Farahi, acting in his individual capacity, acquired 84 Units in a series of open market transactions, and an additional 8,821 Units via a tender offer that terminated on August 29, 2006 (see below). Accordingly, as of June 30, 2007, affiliates of the General Partner owned 111,065 Units, which represented 61.4% of the issued and outstanding Units at such date.

     On May 23, 2006, Ben Farahi resigned as an executive officer and director of Monarch Casino & Resort, Inc. ("Monarch"), which controls a hotel casino property located next to the Sierra Property (the "Adjacent Property"). Mr. Farahi resigned, in part, to eliminate any potential conflict of interest with respect to his position with the General Partner and his ownership of Units and with the intent of focusing on the best interests of the Partnership. Currently, Ben Farahi beneficially owns approximately 10.4% of Monarch's outstanding common stock.

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

     On October 16, 2006, the General Partner decided, after completing a thorough review of the Offer, that such Offer was not in the best interest of the Partnership's limited partners and, therefore, did not enter into negotiations with Monarch.

     On June 22, 2006, Ben Farahi, as the sole managing member of Western, filed Articles of Dissolution with the Secretary of State of the State of Nevada with respect to Western, which beneficially owned 91,902 Units. On June 30, 2006, the Articles of Dissolution were challenged by Ben Farahi's brothers, each of whom owns a one-third interest in Western. In the event that Western has been properly dissolved, Ben Farahi beneficially owns one-third of the Units formerly owned by Western, constituting 30,634 Units, based on his ownership of a one-third interest in Western. If, alternatively, the dissolution issue is considered to be unresolved, Ben Farahi disclaims beneficial ownership of two-thirds of the Units owned by Western pursuant to Rule 13d-4 promulgated under the Securities Exchange Act of 1934, as amended. In either of these events, Ben Farahi owns an aggregate of 49,797 Units, representing 27.5% of the outstanding Units. In the event that it is eventually determined under Nevada law that Ben Farahi's brothers control Western's actions, on the other hand, it is possible, although unlikely, they would control 91,902 Units on behalf of Western, constituting a 50.8% majority interest in the Partnership's outstanding Units. In such event, they could remove and replace the General Partner and control whether, and on what terms, the Sierra Property is sold. Ben Farahi is no longer acting in concert with, or considered for securities law purposes to be part of a "group" with, either of his brothers with respect to his ownership of Units. On March 28, 2007, Ben Farahi, as the sole managing member of Western, took the action of transferring 95%, or 87,306, of Western's Units to each of the three members proportionately. Such transfers were made effective April 1, 2007. As a result of these transfers, Western owns 4,596 Units, or approximately 2.5%, of the Partnership's outstanding Units, Ben Farahi individually owns 48,265 Units, or 26.7%, and John Farahi and Bob Farahi each individually owns 30,634, or 16.9%, of the Partnership's outstanding Units as of June 30, 2007.

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

     In addition to the driveway lease, the Adjacent Property is currently leasing approximately 10,900 square feet of office and storage space at the Sierra Property and is paying approximately $8,750 per month in rent plus common area expenses for such spaces. The Adjacent Property is also leasing sign space at the Sierra Property for $1,000 per month.

     Effective June 8, 2007, the Adjacent Property began leasing a portion of the parking lot at the Sierra Property consisting of a total of approximately 276 parking spaces for a monthly fee of $25,000.00. The term of the lease is month-to-month.

     Accounting rules define transactions with related parties as transactions which are not arms-length in nature and, therefore, may not represent fair market value.


Compensation of the General Partner

     The General Partner is the manager of the Sierra Property. The General Partner received $52,194 and $51,160 for the six months ended June 30, 2007 and 2006, respectively, for such management services. Also, pursuant to the Partnership's Second Amended and Restated Agreement of Limited Partnership(the "Amended LP Agreement"), the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including without limitation the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, the General Partner was allocated income of $7,621 for the six months ended June 30, 2007 and income of $7,478 for the six months ended June 30, 2006.

     Also pursuant to the Amended LP Agreement, the General Partner shall receive mortgage placement fees for services rendered in connection with the Partnership's mortgage loans. These fees may not exceed such compensation customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographical location for comparable mortgage loans. The General Partner is entitled to certain fees for compensation of services rendered; these include acquisition fees in an amount equal to 2% of the price of such acquired fixed assets, refinancing fees equal to the lesser of 1% of the refinancing proceeds of the related fixed asset or fees which are competitive for similar services in the geographical area where the fixed asset is located, development fees equal to 10% of the total development cost, construction fees equal to 10% of the total cost of development of a fixed asset of the Partnership, and guarantee fees for any guarantees the General Partner may provide in order for the Partnership to secure indebtedness for a fee that is competitive with guarantee fees of similar nature. The General Partner may also be compensated for property management services in amounts to be equal to the lesser of (a) fees which are competitive for similar services in the same geographical area or (b)(i) 5% of the gross revenues with respect to residential properties or (ii) 6% of revenues with respect to industrial and commercial properties or (iii) 1% of gross revenues with respect to industrial and commercial properties which are leased on a long-term net basis (except for a one-time initial leasing fee of 3% of gross revenues). The General Partner may also receive real estate commissions from the Partnership for real estate brokerage services for properties acquired upon foreclosure of mortgage loans or fixed assets of the Partnership, the fees for which shall not exceed the lesser of (i) a percentage of the gross sales price of a fixed asset of the Partnership equal to one-half of brokerage fees which are customary, competitive and reasonable or (ii) 3% of the gross sales price of such fixed asset. Insurance commissions may also be paid to insurance agencies affiliated with the General Partner so long as conditions to the General Partner's purchase of insurance brokerage services from an affiliate are met. The General Partner did not earn any of the above fees for the fiscal quarters ended June 30, 2007 and 2006.

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


NOTE 4. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                  June 30, 2007        December 31, 2006
                                ------------------     -----------------
Land...........................    $ 3,198,574            $ 3,198,574
Building and improvements......     12,318,961             12,387,906
                                ------------------     -----------------
                                    15,517,535             15,586,480
Impairment.....................       (161,001)                    -
                                ------------------     -----------------
                                    15,356,534             15,586,480
Accumulated depreciation.......     (1,991,216)            (1,799,036)
                                ------------------     -----------------
                                    13,365,318             13,787,444
                                ==================     =================

     The land, buildings and improvements that constitute the Partnership's fixed assets (the "Sierra Property") were acquired from the former owner in lieu of foreclosure on a mortgage note receivable to the Partnership issued by the former owner, which was collateralized by such fixed assets.

     In March 2006, the space previously occupied by Smith's was broken into and vandalized resulting in damage in excess of $200,000. The Partnership filed an insurance claim on the loss and, in 2007, received approximately $161,001 in settlement proceeds from the insurance company. During the first quarter of 2007, the Partnership took an impairment in the amount of the $161,001 settlement on the Sierra Property while it evaluates repair and lease options for the damaged space. The Partnership has increased its security measures at the Sierra Property.


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

     On June 22, 2006, Ben Farahi, as the sole managing member of Western Real Estate Investments LLC, a Nevada limited liability company ("Western"), filed Articles of Dissolution with the Secretary of State of the State of Nevada with respect to Western, which beneficially owns 91,902 units of limited partnership interest in the Partnership ("Units"). The Articles of Dissolution were subsequently challenged by Ben Farahi's brothers, John Farahi and Bob Farahi. Each of Ben Farahi and his brothers owns a one-third interest in Western. Ben Farahi believes that he and each of his brothers owns one-third of the assets of Western. Western's sole assets are its Units of the Partnership. Accordingly, Ben Farahi owns one-third of Western's Units, constituting 30,634 Units, in addition to the 19,163 Units owned by him individually, or 27.5% of the outstanding Units. Ben Farahi is no longer acting in concert with, or considered for securities law purposes to be part of a 'group' with, either of his brothers with respect to his ownership of Units. Consequently, Ben Farahi disclaims ownership of the 61,268 Units, constituting 33.9% of the outstanding Units, owned by his brothers through Western. In the event that it is eventually determined under Nevada law that Ben Farahi's brothers control Western's actions, it is possible, although unlikely, that they would control 91,902 Units on behalf of Western, constituting a 50.8% majority interest in the Partnership's outstanding Units. On March 28, 2007, Ben Farahi, as the sole managing member of Western, took the action of transferring 95%, or 87,306, of Western's Units to each of the three members proportionately. Such transfers were made effective April 1, 2007. As a result of these transfers, Western owns 4,596 Units, or approximately 2.5%, of the Partnership's outstanding Units, Ben Farahi individually owns 48,265 Units, or 26.7%, and John Farahi and Bob Farahi each individually owns 30,634, or 16.9%, of the Partnership's outstanding Units as of June 30, 2007.

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

     In March 2006, the space previously occupied by Smith's was broken into and vandalized resulting in damage in excess of $200,000. The Partnership filed an insurance claim on the loss and, in 2007, received approximately

$161,001 in settlement proceeds from the insurance company. During the first quarter of 2007, the Partnership took an impairment in the amount of the $161,001 settlement on the Sierra Property while it evaluates repair and lease options for the damaged space. The Partnership has increased its security measures at the Sierra Property.

     During 2006, the Partnership paid $50,000 in consulting fees to the General Partner for work related to the Sierra Property's zoning change application that was approved by the City of Reno in January 2006.


Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents increased by $701,755 to $7,966,241 during the six months ended June 30, 2007 as compared to December 31, 2006. The increase was due to cash provided by operating activities of $540,754 and $161,001 in cash received from insurance for damage that occurred in the space previously occupied by Smith's as a result of the vandalism in March 2006. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. The Partnership does not anticipate making any other distributions of net cash provided by operating activities in the near future because such cash will be needed for renovations and enhancements to the Sierra Property, as well as for other possible investments.

     None of the recently issued accounting standards had an effect on the Partnership's financial statements.

Real Estate Market

     The Partnership's sole fixed asset as of June 30, 2007, is the Sierra Property, which is currently in need of several new tenants. There has been substantial development of retail space in the Reno area over the past few years, which has created substantial competition for the Sierra Property. Also in the past few years, the Sierra Property has lost all three of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms; one of the spaces is currently being leased on a short-term basis at a substantially reduced rental rate. One of the anchor tenant spaces was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property, and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property since September 30, 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by Good Guys. The other two anchor tenant spaces are vacant.

     It is the General Partner's intention to try to maximize the long-term value of the Partnership's property, even if it means sacrificing some short-term income. Currently, the Partnership is marketing spaces at the property on a short-term basis while it continues to develop a long-term plan for the Sierra Property.

Results of Operations

Comparison of operating results for the three-month periods ended June 30, 2007 and 2006.

     Net income increased by $609 to $175,651 for the three-month period ended June 30, 2007, as compared to the same period in 2006. Revenues decreased by $12,079 to $512,517 for the quarter ended June 30, 2007 as compared to the same period in 2006. The decrease in revenues is mainly due to decreased rental income as a result of fewer tenants at the Sierra Property during the second quarter of 2007 as compared to the same period the prior year. The decrease in rental income was partially offset by an increase in interest income due to higher cash balances and higher prevailing interest rates.

     Costs and expenses decreased by $12,688 for the three-month period ended June 30, 2007, as compared to the same period in the prior year. The decrease was mainly due to an approximate $37,000 decrease in general and administrative expenses which was partially offset by increased operating expenses. General and administrative expenses decreased mainly due to the fact the Partnership incurred a $50,000 consulting fee payable to the General Partner for its work in relation to the zoning change application for the Sierra Property in the second quarter of 2006. The Partnership did not incur such consulting fees in 2007. Operating expenses increased mainly due to property taxes and insurance costs which were accrued beginning in 2007 and which had previously been expensed for the entire year. Depreciation and management expenses remained relatively unchanged.

Comparison of operating results for the six-month periods ended June 30, 2007 and 2006.

     Net income increased by $5,697 to $304,827 for the six-month period ended June 30, 2007, as compared to the same period in 2006. Revenues decreased by $70,712 to $975,502 for the period ended June 30, 2007 as compared to the same period in 2006. The decrease in revenues is mainly due to decreased rental income as a result of fewer tenants at the Sierra Property during the six months ended June 30, 2007 as compared to the same period the prior year. The decrease in rental income was partially offset by an increase in interest income due to higher cash balances and higher prevailing interest rates.

     Costs and expenses decreased by $76,409 for the six-month period ended June 30, 2007, as compared to the same period in the prior year. The decrease was mainly due to decreases in general and administrative expenses and operating expenses. General and administrative expenses decreased mainly due to the fact the Partnership incurred a $50,000 consulting fee payable to the General Partner for its work in relation to the zoning change application for the Sierra Property in the second quarter of 2006. The Partnership did not incur such consulting fees in 2007. Operating expenses decreased mainly due to expenses related to the resurfacing of the parking lot at the Sierra Property during 2006 that the Partnership did not incur in 2007. Depreciation and management expenses remained relatively unchanged.

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

ITEM 3 - CONTROLS AND PROCEDURES

     As of the end of the period covered by this quarterly report on Form 10-QSB, an evaluation was carried out under the supervision and with the participation of the manager of the General Partner of the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's manager has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of the Partnership's fiscal year ending December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.



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


                            BIGGEST LITTLE INVESTMENTS L.P.

                            BY: MAXUM LLC
                            Its General Partner


                            BY:     /S/ BEN FARAHI
                                    -------------------
                                        Ben Farahi
                                        Manager

                            DATE:   08/10/2007

                         BIGGEST LITTLE INVESTMENTS, L.P.
                            FORM 10-QSB JUNE 30, 2007


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

                                /s/ BEN FARAHI
                                --------------
                                    Ben Farahi
                                    Manager of the General Partner

                                    Date: 08/10/07

                                                                  EXHIBIT 32

                      BIGGEST LITTLE INVESTMENTS L.P.
                        FORM 10-QSB JUNE 30, 2007

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Biggest Little Investments L.P. (the "Partnership") on Form 10-QSB for the fiscal quarter ended June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:  August 10, 2007

    /s/ BEN FARAHI
    --------------
        Ben Farahi
        Manager of the General Partner