Form 10QSB
period 2007-09-30
BIGGEST LITTLE INVESTMENTS LP
filed 2007-11-14
CIK 804671

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2007


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
















                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS

                                              SEPTEMBER 30,      DECEMBER 31,
                                                  2007              2006
                                               (UNAUDITED)
                                              ------------       ------------
ASSETS

  Real estate, net............................ $13,191,090       $13,787,444
  Cash and cash equivalents...................   8,426,045         7,264,486
  Receivables.................................      17,911            24,785
  Prepaid expense.............................       8,106                -
                                               -----------       -----------
     Total assets............................. $21,643,152       $21,076,715
                                               ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

     Accounts payable, accrued expenses and
       unclaimed property..................... $    93,261       $    86,910
     Rent prepaid.............................       4,901            12,882
     Tenant deposits..........................      39,844            39,444
                                               -----------       -----------
  Total liabilities...........................     138,006           139,236
                                               -----------       -----------

  Commitments and contingencies

     Partners' equity

     Limited partners' equity (180,937 units
       issued and outstanding at 9/30/07 and
       12/31/06)..............................  20,954,679        20,401,204
     General partner's equity.................     550,467           536,275
                                               -----------       -----------
  Total partners' equity......................  21,505,146        20,937,479
                                               -----------       -----------
Total liabilities and partners' equity........ $21,643,152       $21,076,715
                                               ===========       ===========


The accompanying Notes to the Financial Statements are an integral part of these statements.

                      BIGGEST LITTLE INVESTMENTS L.P.
                      STATEMENTS OF INCOME (UNAUDITED)


                                         FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                         ---------------------------  --------------------------
                                             2007          2006           2007          2006
                                         ------------- -------------  ------------ -------------
Revenues

  Rental income......................... $     484,250 $     449,591  $  1,252,560 $   1,331,555
  Other income..........................            -          2,500            -          2,500
  Interest income.......................       110,585        93,920       317,777       254,170
                                         ------------- -------------  ------------ -------------
     Total revenues.....................       594,835       546,011     1,570,337     1,588,225
                                         ------------- -------------  ------------ -------------
Costs and expenses

  Operating expenses....................       168,841       160,217       415,711       454,814
  General and administrative............        14,385        79,386       124,872       219,439
  Depreciation..........................       116,635       130,563       377,759       391,688
  Management fee........................        32,134        26,690        84,328        77,850
                                         ------------- -------------  ------------ -------------
     Total costs and expenses...........       331,995       396,856     1,002,670     1,143,791
                                         ------------- -------------  ------------ -------------
  Net income............................ $     262,840       149,155  $    567,667 $     444,434
                                         ============= =============  ============ =============



Net income attributable to:

  Limited partners...................... $     256,269 $     145,426  $    553,475 $     433,323

  General partner.......................         6,571         3,729        14,192        11,111
                                         ------------- -------------  ------------ -------------
                                         $     262,840 $     149,155  $    567,667 $     444,434
                                         ============= =============  ============ =============

Net income per unit of limited
  partnership interest.................. $        1.42 $        0.80  $       3.06 $        2.39
                                         ============= =============  ============ =============

Weighted average number of units
  outstanding...........................       180,937       180,937       180,937       180,937


The accompanying Notes to the Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                               Limited        General         Total
                              Partners'      Partner's      Partners'
                               Equity         Equity         Equity
                             -----------    -----------    -----------
Balance - January 1, 2007    $20,401,204    $   536,275    $20,937,479

  Net income                     553,475         14,192        567,667
                             -----------    -----------    -----------
Balance - September 30, 2007 $20,954,679    $   550,467    $21,505,146
                             ===========    ===========    ===========





The accompanying Notes to the Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                   FOR THE NINE MONTHS ENDED
                                                  ----------------------------
                                                  September 30,  September 30,
                                                      2007           2006
                                                  -------------  -------------
Cash flows from operating activities

Net income....................................... $   567,667    $   444,434

  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation ...............................     377,759        391,688
     Loss due to vandalism.......................      10,000             -
     Decrease in tenant receivables and prepaid
       expense...................................      (1,232)       (40,216)
     (Decrease) increase in accounts payable,
       accrued expenses and other liabilities....      (1,230)        62,934
                                                  -----------    -----------
    Net cash provided by operating activities....     952,964        858,840
                                                  -----------    -----------
Cash flows from investing activities

    Cash received from insurance for claims
      settlement.................................     208,595             -
                                                  -----------    -----------
    Cash used in investing activities............     208,595             -
                                                  -----------    -----------
Cash flows from financing activities

  Cash used for distribution.....................          -        (463,942)
                                                  -----------    -----------
    Cash used in financing activities ...........          -        (463,942)
                                                  -----------    -----------

Net increase in cash and cash equivalents........   1,161,559        394,898

Cash and cash equivalents, beginning of period...   7,264,486      6,534,089
                                                  -----------    -----------
Cash and cash equivalents, end of period......... $ 8,426,045    $ 6,928,987
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

     The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year or for any other period.


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

Net Income Per Unit of Limited Partnership Interest

     Net income per unit of limited partnership interest (each individually, a "Unit" and, together, the "Units") is computed based upon the weighted average number of units outstanding (180,937 for the three and nine months ended September 30, 2007 and 2006) during the period then ended.

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

Recently Issued Accounting Standards

     In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective at the beginning of our 2008 fiscal year. We are assessing the potential financial statement impact of SFAS 159.

     In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective beginning July 1, 2008. The Partnership does not believe that the adoption of SFAS No. 157 will have a material impact on our results of operations or financial position.

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


NOTE 3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     The General Partner of the Partnership is Maxum LLC (the "General Partner"). Mr. Ben Farahi is the sole manager of the General Partner. As of September 30, 2007, affiliates of the General Partner owned 111,065 Units.

     On May 23, 2006, Ben Farahi resigned as an executive officer and director of Monarch Casino & Resort, Inc. ("Monarch"), which controls a hotel casino property (the "Adjacent Property") which is located next to Sierra Marketplace, the shopping center owned by the Partnership (the "Sierra Property"). Mr. Farahi resigned, in part, to eliminate any potential conflict of interest with respect to his position with the General Partner and his ownership of Units and with the intent of focusing on the best interests of the Partnership. Currently, Ben Farahi beneficially owns approximately 10.3% of Monarch's outstanding common stock.

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

     On June 22, 2006, Ben Farahi, as the sole managing member of Western Real Estate Investments, LLC, a Nevada limited liability company and an affiliate of the General Partner ("Western"), filed Articles of Dissolution with the Secretary of State of the State of Nevada with respect to Western, which beneficially owned 91,902 Units. On June 30, 2006, the Articles of Dissolution were challenged by Ben Farahi's brothers, each of whom owns a one-third interest in Western. In the event that Western has been properly dissolved, Ben Farahi beneficially owns one-third of the Units formerly owned by Western, constituting 30,634 Units, based on his ownership of a one-third interest in Western. If, alternatively, the dissolution issue is considered to be unresolved, Ben Farahi disclaims beneficial ownership of two-thirds of the Units owned by Western pursuant to Rule 13d-4 promulgated under the Securities Exchange Act of 1934, as amended. In either of these events, Ben Farahi owns an aggregate of 49,797 Units, representing 27.5% of the outstanding Units. In the event that it is eventually determined under Nevada law that Ben Farahi's brothers control Western's actions, on the other hand, it is possible, although unlikely, they would control 91,902 Units on behalf of Western, constituting a 50.8% majority interest in the Partnership's outstanding Units. In such event, they could remove and replace the General Partner and control whether, and on what terms, the Sierra Property is sold. Ben Farahi is no longer acting in concert with, or considered for securities law purposes to be part of a "group" with, either of his brothers with respect to his ownership of Units. On March 28, 2007, Ben Farahi, as the sole managing member of Western, took the action of transferring 95%, or 87,306, of Western's Units to each of the three members proportionately. Such transfers were made effective April 1, 2007. As a result of these transfers, Western owns 4,596 Units, or approximately 2.5%, of the Partnership's outstanding Units, Ben Farahi individually owns 48,265 Units, or 26.7%, and John Farahi and Bob Farahi each individually owns 30,634, or 16.9%, of the Partnership's outstanding Units as of September 30, 2007.

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

     As part of the driveway lease, Monarch, the owner of the Adjacent Property, has reserved the gaming rights associated with the Sierra Property for the initial five-year term, or until September 30, 2009. Before the end of the initial five-year term, Monarch may purchase an extension of the gaming restriction within the Sierra Property at a price to be determined based on an MAI appraisal. Monarch has indicated that it will likely purchase such extension. The Partnership believes that such extension has substantial value and will be one of the determining factors in how the Sierra Property will be redeveloped. The Partnership continues to market the Sierra Property to potential tenants.

     In addition to the driveway lease, the Adjacent Property is currently leasing approximately 18,225 square feet of office and storage space at the Sierra Property and is paying approximately $15,100 per month in rent plus common area expenses for such spaces. The Adjacent Property is also leasing sign space at the Sierra Property for $1,060 per month.

     In June 2007, the Adjacent Property began leasing a portion of the parking lot at the Sierra Property consisting of a total of approximately 276 parking spaces for a monthly fee of $25,000. Effective November 4, 2007, this month-to-month lease was amended reducing the number of parking spaces leased to 125 and reducing the monthly rent to $17,500.

     Accounting rules define transactions with related parties as transactions which are not arms-length in nature and, therefore, may not represent fair market value.

Compensation of the General Partner

     The General Partner is the manager of the Sierra Property. The General Partner received $84,328 and $77,850 for the nine months ended September 30, 2007 and 2006, respectively, for such management services. Also, pursuant to the Partnership's Second Amended and Restated Agreement of Limited Partnership (the "Amended LP Agreement"), the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including without limitation the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, the General Partner was allocated income of $14,192 for the nine months ended September 30, 2007 and income of $11,111 for the nine months ended September 30, 2006.

     Also pursuant to the Amended LP Agreement, the General Partner shall receive mortgage placement fees for services rendered in connection with the Partnership's mortgage loans. These fees may not exceed such compensation customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographical location for comparable mortgage loans. The General Partner is entitled to certain fees for compensation of services rendered; these include acquisition fees in an amount equal to 2% of the price of such acquired fixed assets, refinancing fees equal to the lesser of 1% of the refinancing proceeds of the related fixed asset or fees which are competitive for similar services in the geographical area where the fixed asset is located, development fees equal to 10% of the total development cost, construction fees equal to 10% of the total cost of development of a fixed asset of the Partnership, and guarantee fees for any guarantees the General Partner may provide in order for the Partnership to secure indebtedness for a fee that is competitive with guarantee fees of similar nature. The General Partner may also be compensated for property management services in amounts to be equal to the lesser of (a) fees which are competitive for similar services in the same geographical area or (b)(i) 5% of the gross revenues with respect to residential properties or (ii) 6% of revenues with respect to industrial and commercial properties or (iii) 1% of gross revenues with respect to industrial and commercial properties which are leased on a long-term net basis (except for a one-time initial leasing fee of 3% of gross revenues). The General Partner may also receive real estate commissions from the Partnership for real estate brokerage services for properties acquired upon foreclosure of mortgage loans or fixed assets of the Partnership, the fees for which shall not exceed the lesser of (i) a percentage of the gross sales price of a fixed asset of the Partnership equal to one-half of brokerage fees which are customary, competitive and reasonable or (ii) 3% of the gross sales price of such fixed asset. Insurance commissions may also be paid to insurance agencies affiliated with the General Partner so long as conditions to the General Partner's purchase of insurance brokerage services from an affiliate are met. The General Partner did not earn any of the above fees for the fiscal quarters ended September 30, 2007 and 2006.


NOTE 4. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                September 30, 2007     December 31, 2006
                                ------------------     -----------------
Land...........................    $ 3,198,574            $ 3,198,574
Building and improvements......     12,387,906             12,387,906
                                ------------------     -----------------
                                    15,586,480             15,586,480
Impairment.....................       (313,836)                    -
                                ------------------     -----------------
                                    15,272,644             15,586,480
Accumulated depreciation.......     (2,081,554)            (1,799,036)
                                ------------------     -----------------
                                    13,191,090             13,787,444
                                ==================     =================

     The Sierra Property was acquired from the former owner in lieu of foreclosure on a mortgage note receivable to the Partnership issued by the former owner, which was collateralized by such fixed assets.

     In March 2006, the space previously occupied by Smith's was broken into and vandalized resulting in damage in excess of $200,000. The Partnership filed an insurance claim on the loss and, in 2007, received $161,001 in settlement proceeds from the insurance company. During the first quarter of 2007, the Partnership took an impairment in the amount of $234,945 on the Sierra Property while it evaluates repair and lease options for the damaged space. In March 2007, a vacant space at the Sierra Property was vandalized resulting in damage in excess of $83,000. The Partnership filed an insurance claim on the loss and, in August 2007, received $47,594 in settlement proceeds from the insurance company. The Partnership took an impairment of $83,890 during the third quarter of 2007 while it evaluates repair and lease options for the vacant space. The Partnership has increased its security measures at the Sierra Property.


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

Recent Events

     In March 2007, a vacant space at the Sierra Property was vandalized resulting in damage in excess of $89,000. The Partnership filed an insurance claim on the loss and, in August 2007, received $47,594 in settlement proceeds from the insurance company. The Partnership took an impairment of $83,890 during the third quarter of 2007 while it evaluates repair and lease options for the vacant space. The Partnership has increased its security measures at the Sierra Property.

     On May 23, 2006, Ben Farahi resigned as an executive officer and director of Monarch Casino & Resort, Inc. ("Monarch"), which controls a hotel casino property located next to the Sierra Property (the "Adjacent Property"). Mr. Farahi resigned, in part, to eliminate any potential conflict of interest with respect to his position with the General Partner and his ownership of Units and with the intent of focusing on the best interests of the Partnership. Currently, Ben Farahi beneficially owns approximately 10.3% of Monarch's outstanding common stock.

     On July 20, 2006, Monarch filed a Form 8-K stating that Monarch's Board of Directors had been "accumulating information relative to a potential purchase offer" for the Sierra Property. On July 26, 2006, the Partnership received a letter from counsel to Monarch setting forth the terms of a proposal by Monarch to purchase the Sierra Property at a cash price of $27 million (the "Offer").

     The Partnership has received expressions of interest in the Sierra Property from Monarch and other third parties in the past but no prior offers were ever made, nor were any significant negotiations ever commenced. In October 2005, a representative of a publicly held casino operator met with Ben Farahi, in his capacity as the sole manager of Maxum LLC, a Nevada limited liability company and the general partner of the Partnership ("Maxum" or the "General Partner"), and stated that his company was interested in purchasing the Adjacent Property and, contingent upon such purchase, also desired to purchase the Sierra Property. However, negotiations between the casino operator and Monarch were unsuccessful and, accordingly, no offer was ever made to purchase the Sierra Property. In addition, on May 3, 2006, the Partnership received a letter from counsel to Monarch confirming a prior telephone conversation in which such counsel had advised Ben Farahi that the Monarch Board of Directors wished to immediately commence negotiations for the Sierra Property. During the referenced telephone conversation, a member of the Board of Directors of Monarch informed Ben Farahi that Monarch was interested in negotiating to purchase the Sierra Property. Ben Farahi, on behalf of the General Partner, responded to the representative of Monarch that the Partnership was not interested in selling the Sierra Property but would, instead, consider entering into a long-term lease arrangement.

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

     On June 22, 2006, Ben Farahi, as the sole managing member of Western Real Estate Investments LLC, a Nevada limited liability company ("Western"), filed Articles of Dissolution with the Secretary of State of the State of Nevada with respect to Western, which beneficially owns 91,902 units of limited partnership interest in the Partnership ("Units"). The Articles of Dissolution were subsequently challenged by Ben Farahi's brothers, John Farahi and Bob Farahi. Each of Ben Farahi and his brothers owns a one-third interest in Western. Ben Farahi believes that he and each of his brothers owns one-third of the assets of Western. Western's sole assets are its Units of the Partnership. Accordingly, Ben Farahi owns one-third of Western's Units, constituting 30,634 Units, in addition to the 19,163 Units owned by him individually, or 27.5% of the outstanding Units. Ben Farahi is no longer acting in concert with, or considered for securities law purposes to be part of a 'group' with, either of his brothers with respect to his ownership of Units. Consequently, Ben Farahi disclaims ownership of the 61,268 Units, constituting 33.9% of the outstanding Units, owned by his brothers through Western. In the event that it is eventually determined under Nevada law that Ben Farahi's brothers control Western's actions, it is possible, although unlikely, that they would control 91,902 Units on behalf of Western, constituting a 50.8% majority interest in the Partnership's outstanding Units. On March 28, 2007, Ben Farahi, as the sole managing member of Western, took the action of transferring 95%, or 87,306, of Western's Units to each of the three members proportionately. Such transfers were made effective April 1, 2007. As a result of these transfers, Western owns 4,596 Units, or approximately 2.5%, of the Partnership's outstanding Units, Ben Farahi individually owns 48,265 Units, or 26.7%, and John Farahi and Bob Farahi each individually owns 30,634, or 16.9%, of the Partnership's outstanding Units as of September 30, 2007.

Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents increased by $1,161,559 to $8,426,045 during the nine months ended September 30, 2007 as compared to December 31, 2006. The increase was due to cash provided by operating activities of $952,964 and $208,595 in cash received from insurance for damage that occurred in the space previously occupied by Smith's and another vacant space as a result of the vandalism in March 2006 and March 2007, respectively. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. The Partnership does not anticipate making any other distributions of net cash provided by operating activities in the near future because such cash will be needed for renovations and enhancements to the Sierra Property, as well as for other possible investments.

     None of the recently issued accounting standards had an effect on the Partnership's financial statements.

Real Estate Market

     The Partnership's sole fixed asset as of September 30, 2007, is the Sierra Property, which is currently in need of several new tenants. There has been substantial development of retail space in the Reno area over the past few years, which has created substantial competition for the Sierra Property. Also in the past few years, the Sierra Property has lost all three of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms. One of the anchor tenant spaces was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property, and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property since September 30, 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by Good Guys. The other two anchor tenant spaces are vacant.

     It is the General Partner's intention to try to maximize the long-term value of the Partnership's property, even if it means sacrificing some short-term income. Currently, the Partnership is marketing spaces at the property on a short-term basis while it continues to develop a long-term plan for the Sierra Property.

Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006.

     Net income increased by $113,685 to $262,840 for the three-month period ended September 30, 2007, as compared to the same period in 2006. Revenues increased by $48,824 to $594,835 for the quarter ended September 30, 2007 as compared to the same period in 2006. The increase in revenues is mainly due to increased rental income during the third quarter of 2007 as compared to the same period in the prior year as well as increased interest income from higher cash balances.

     Costs and expenses decreased by $64,861 for the three-month period ended September 30, 2007, as compared to the same period in the prior year. The decrease was mainly due to a decrease in general and administrative costs partially offset by increases in operating expenses and higher management fees. General and administrative expenses decreased mainly due to lower legal and accounting fees and reduced payroll expense. Operating expenses increased mainly due to higher utility, taxes, insurance and maintenance costs during the third quarter of 2007 as compared to the same period in the prior year. Third quarter 2006 operating costs were also affected by costs associated with theft and vandalism at the Sierra Property. Management expenses increased due to the higher revenues during the third quarter of 2007 as compared to the third quarter of 2006. Depreciation expense decreased to due impairment.

COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006.

     Net income increased by $123,233 to $567,667 for the nine-month period ended September 30, 2007, as compared to the same period in 2006. Revenues decreased slightly to $1,570,337 in the period ended September 30, 2007 as compared to $1,588,225 for the same period in 2006. The decrease in revenues is mainly due to decreased rental income as a result of fewer tenants at the Sierra Property during the nine months ended September 30, 2007 as compared to the same period the prior year. The decrease in rental income was partially offset by an increase in interest income due to higher cash balances and higher prevailing interest rates.

     Costs and expenses decreased by $141,121 for the nine-month period ended September 30, 2007, as compared to the same period in the prior year. The decrease was mainly due to decreases in general and administrative expenses and operating expenses partially offset by slightly higher property management fees. General and administrative expenses decreased as a result of the Partnership incurring a $50,000 consulting fee payable to the General Partner for its work in relation to the zoning change application for the Sierra Property in the second quarter of 2006 as well as lower legal, accounting and consulting fees during the nine months ended September 30, 2007 as compared to the same period in the prior year. Operating expenses decreased mainly due to expenses related to the resurfacing of the parking lot at the Sierra Property during 2006 that the Partnership did not incur in 2007 as well as the losses incurred as a result of theft and vandalism during the first nine months of 2006. These were partially offset by increases in utilities costs and payroll expense. Depreciation expense decreased due to impairment.

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


ITEM 3 - CONTROLS AND PROCEDURES

     As of the end of the period covered by this quarterly report on Form 10-QSB, an evaluation was carried out under the supervision and with the participation of the manager of the General Partner of the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's manager has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of the Partnership's fiscal year ending December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.



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


                            BIGGEST LITTLE INVESTMENTS L.P.

                            BY: MAXUM LLC
                            Its General Partner


                            BY:     /S/ BEN FARAHI
                                    -------------------
                                        Ben Farahi
                                        Manager

                            DATE:   11/14/2007

                         BIGGEST LITTLE INVESTMENTS, L.P.
                          FORM 10-QSB SEPTEMBER 30, 2007


Exhibit Index


Exhibit                                                               Page No.
-------                                                               --------

31.1        Certification pursuant to Section 302 of the Sarbanes-
            Oxley Act of 2002.                                           18

32          Certification pursuant to 18 U.S.C. Section 1350, as
            adopted pursuant to Section 906 of the Sarbanes-Oxley Act
            of 2002.                                                     19

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

                                /s/ BEN FARAHI
                                --------------
                                    Ben Farahi
                                    Manager of the General Partner

                                    Date: 11/14/07

                                                                  EXHIBIT 32

                      BIGGEST LITTLE INVESTMENTS L.P.
                      FORM 10-QSB SEPTEMBER 30, 2007

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Biggest Little Investments L.P. (the "Partnership") on Form 10-QSB for the fiscal quarter ended September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:  November 14, 2007

    /s/ BEN FARAHI
    --------------
        Ben Farahi
        Manager of the General Partner