Form 10KSB
period 2007-12-31
BIGGEST LITTLE INVESTMENTS LP
filed 2008-03-25
CIK 804671

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                    Annual Report Under Section 13 or 15(d) of
                        The Securities Exchange Act of 1934

For the Fiscal Year Ended                                      Commission File
December 31, 2007                                               Number 0-16856

                         BIGGEST LITTLE INVESTMENTS L.P.
       -------------------------------------------------------------------
                  (Name of Small Business Issuer in Its Charter)

	           DELAWARE                                              13-3368726
---------------------------------                           -------------------
 (State or Other Jurisdiction of                               (IRS Employer
  Incorporation or Organization)                            Identification No.)


3650 S. VIRGINIA ST., UNIT K2, RENO, NEVADA                        89502
-------------------------------------------                   ----------------
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


     Issuer's revenues for its most recent fiscal year were $2,094,406.

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


                                   PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Biggest Little Investments, L.P. (the "Partnership"), formerly Resources Accrued Mortgage Investors 2, L.P., Resources Accrued Mortgage Investors L.P. Series 87 and Resources Accrued Mortgage Investors L.P. Series 88, was organized as a Delaware limited partnership on August 14, 1986. Until January 1, 2002, the general partners of the Partnership were RAM Funding, Inc. ("RAM Funding") and Presidio AGP Corp. ("Presidio AGP"). Effective January 1, 2002, the managing general partner interest and the associate general partner interest were acquired by Maxum LLC, a Nevada limited liability company (the "General Partner"). See "Change in Control" below. On October 8, 2003, the Partnership received consents from the holders of a majority of its outstanding units of limited partnership interest ("Units") to adopt the Partnership's Second Amended and Restated Agreement of Limited Partnership (the "Amended LP Agreement"). Pursuant to the Amended LP Agreement, the Partnership was renamed "Biggest Little Investments, L.P." In addition, the Amended LP Agreement provides the Partnership with the ability to leverage its property in an effort to increase the value of the Partnership, to purchase additional real estate for investment and/or development and to make or acquire additional mortgage loans or short-term loans, as well as to reinvest operating income and proceeds from the sale or refinancing of its properties or the disposition of its mortgage loans. Finally, the Amended LP Agreement permits the Partnership to repurchase Units from the limited partners.

CHANGE IN CONTROL

     As of January 1, 2002, the General Partner acquired both the managing general partner interest and the associate general partner interest in the Partnership from RAM Funding and Presidio AGP, respectively, pursuant to the General and Limited Partner Interest Assignment Agreement (the "Assignment Agreement"), dated as of October 10, 2001, between the General Partner, Western Real Estate Investments, LLC, an affiliate of the General Partner ("Western"), RAM Funding and Presidio AGP as well as Presidio Capital Investment Company LLC, Presidio Partnership II Corp. and Bighorn Associates LLC, each of which is affiliated with RAM Funding and Presidio AGP Corp. and was a limited partner of the Partnership prior to January 1, 2002 (the "Former LPs"). Also pursuant to the Assignment Agreement, as of January 1, 2002, Western purchased all of the Units owned by the Former LPs.

     As a result of the transactions described above, the General Partner owns 100% of the general partner interests in the Partnership. Western beneficially owns approximately 2.5% of the outstanding Units on the date hereof (see "Recent Events" under Item 6 below). In addition, as of January 1, 2002, the General Partner was appointed as the managing agent at the Sierra Property (as hereinafter defined), replacing an affiliate of RAM Funding, Presidio AGP and the Former LPs.

     The principal executive offices of the Partnership are located at 3650 S. Virginia Street, Unit K2, Reno, Nevada 89502, and the Partnership's telephone number is (775) 825-3355.


MANAGEMENT/EMPLOYEES

     The Partnership has three employees; two of them work full time, one works part time. The business of the Partnership is managed by the General Partner and its affiliates and agents.


INVESTMENTS OF THE PARTNERSHIP

     The Partnership had an investment in a mortgage loan (the "Sierra Loan") issued in 1989 in the amount of $6,500,000 to a public limited partnership.
On March 3, 2003, the Partnership acquired the deed to the property securing the Sierra Loan, a shopping center commonly known as the Sierra Marketplace located in Reno, Nevada (the "Sierra Property"), in lieu of foreclosing on the Sierra Loan. The Sierra Property consists of approximately 213,000 square feet of net rentable area and occupies 18.67 acres, consisting primarily of two main buildings with spaces for two anchor tenants, with surface parking for approximately 1,100 automobiles.

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


TENDER OFFERS

     On December 17, 2007, Mr. Ben Farahi, the Manager of the General Partner but acting in his individual capacity, commenced a tender offer (the "Offer") to purchase up to 20,000 Units at a price of $165 per Unit. The Offer was originally scheduled to expire on January 30, 2008. The maximum number of Units to be purchased was increased to 25,000 and the Offer was extended until February 28, 2008, and expired on such date. The Offer resulted in the tender by limited partners, and purchase by Mr. Farahi, of 8,268 Units. As a result of such purchases, Mr. Farahi beneficially owns 58,065 Units, constituting approximately 32.1% of the outstanding Units, in addition to 61,268 Units of which he disclaims beneficial ownership.

     On June 6, 2006, Mr. Ben Farahi, acting in his individual capacity, commenced a tender offer (the "Previous Offer") to purchase up to 65,000 Units at a price of $140 per Unit. The Previous Offer expired on August 29, 2006, and resulted in the tender by limited partners, and purchase by Mr. Farahi, of 8,821 Units.

     As of March 10, 2008, the Partnership had 180,937 Units outstanding.

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

Tenants of the Sierra Property

     In March 2007, the space previously occupied by an anchor tenant was vandalized resulting in damage in excess of $89,000. The Partnership filed an insurance claim on the loss and, in August 2007, received $47,594 in settlement proceeds from the insurance company. The Partnership took an impairment of $83,890 during the third quarter of 2007.

     The Partnership has increased its security measures at the Sierra Property and is in the process of evaluating repair and lease options for the damaged spaces.


Renovation

     In an effort to maximize the financial viability of the Sierra Property, the Partnership demolished and rebuilt part of the Sierra Property, and may demolish, rebuild, remodel and renovate other parts of the Sierra Property (the "Renovation"). As part of the Renovation, a portion of the shopping center was demolished for the purpose of creating a new driveway (and traffic signal) directly between the Sierra Property and the property adjacent to the Sierra Property (the "Adjacent Property"). The driveway was constructed and put into use on September 30, 2004, and is being shared by, and provides a connection between, the Sierra Property and the Adjacent Property. In January 2004, the Adjacent Property entered into a lease with the Partnership for a 37,368 square foot section of the Sierra Property (including the new driveway). The Adjacent Property pays rent and has a minimum lease term of 15 years at a monthly rent of $25,000, subject to increase every 60 months based on the Consumer Price Index. The Adjacent Property also uses part of the common area of the Sierra Property and pays its proportionate share of the common area expense of the Sierra Property. The Adjacent Property has the option to renew the lease for three five-year terms, and at the end of the extension periods, has the option to purchase the leased section of the Sierra Property at a price to be determined based on an MAI Appraisal. The space being leased by the Adjacent Property provides pedestrian and vehicle access to the Adjacent Property, and the Adjacent Property has use of a portion of the parking spaces at the Sierra Property. The total cost of the project was $2.0 million and the Adjacent Property was responsible for two-thirds of the total cost, or $1.35 million.

     As part of the driveway lease, Monarch Casino & Resort, Inc. ("Monarch"), the owner of the Adjacent Property, has reserved the gaming rights associated with the Sierra Property for the initial five-year term, or until September 30, 2009. Before the end of the initial five-year term, Monarch may purchase an extension of the gaming restriction within the Sierra Property at a price to be determined based on an MAI Appraisal. Monarch has indicated that it will likely purchase such extension. The Partnership believes that such extension has substantial value and will be one of the determining factors in how the Sierra Property will be redeveloped.

     Further phases of the Renovation are currently being studied. Until firm plans are established for the development of the Sierra Property, we are marketing vacant spaces only to tenants willing to sign short-term leases.

     As of March 10, 2008, approximately 30.0% of the Sierra Property's rentable square footage was occupied. The average effective monthly rent is $1.12 per occupied square foot. This does not include the driveway leased to the Adjacent Property.

Lease Expirations

     The following table details the number of tenants whose leases will expire for each of the next ten years and related information:

                                   Total Sq. Ft.    Annual Rent of      % of Gross Annual
               Number of Leases    of Expiring      Expiring Leases     Rent of Expiring
Year           Expiring            Leases           at Current Rates    Leases
----           ----------------    -------------    ----------------    -----------------
2008                  7               16,404            318,037              27.3%
2009                  2                2,875             54,306               4.7%
2010                  1                1,000             23,552               2.0%
2011                  0                   -                  -                  -
2012 through
 2017                 2                9,224            100,314               8.6%

     In addition, there are 11 spaces totaling approximately 34,656 square feet and representing approximately $30,660 in monthly rent that are currently being leased on a month-to-month basis. The Adjacent Property also leases a portion of the Sierra Property's parking spaces as well as sign space on a month-to-month basis. The Adjacent Property has given the Partnership a notice to vacate 18,225 square feet of the office and storage space it is currently leasing; the Adjacent Property will vacate these spaces no later than June 30, 2008. The Adjacent Property is also leasing sign space at the Sierra Property for $1,060 per month.


Depreciation

     Set forth below is a table showing the carrying value, accumulated depreciation and federal tax basis (in thousands) of the Sierra Property as of December 31, 2007:

 Carrying     Accumulated                                   Federal Tax
   Value      Depreciation       Rate          Method          Basis
-----------   ------------     --------     -------------   -----------
 $ 15,268        $2,186        5-30 yrs     Straight Line    $ 14,341


Realty Taxes

     The realty tax rate for the Sierra Property for July 1, 2007 through June 30, 2008, is approximately 3.6462% of appraised value and the real estate taxes to be paid are $260,621.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     There is no established public trading market for the Units of the Partnership. As of March 10, 2008, there were approximately 1,124 holders of Units owning an aggregate of 180,937 Units (including Units held by affiliates of the General Partner).


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

Recent Events

     On December 17, 2007, Mr. Ben Farahi, the Manager of the General Partner but acting in his individual capacity, commenced a tender offer (the "Offer") to purchase up to 20,000 Units at a price of $165 per Unit. The Offer was originally scheduled to expire on January 30, 2008. The maximum number of Units to be purchased was increased to 25,000 and the Offer was extended until February 28, 2008, and expired on such date. The Offer resulted in the tender by limited partners, and purchase by Mr. Farahi, of 8,268 Units.

     On December 15, 2007, the Partnership engaged Commercial Partners of Nevada, LLC ("Commercial Partners") as listing agent in an attempt to locate and sign tenants for the Sierra Property. Commercial Partners is to receive a commission for any new tenant signing that is based on total net rent commitment.

     Beginning in April 2007, affiliates of the General Partner began leasing office space at the Sierra Property and pay monthly rent of $2,408. The General Partner uses a portion of this office space and participates in such rent payments.

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

     On June 22, 2006, Ben Farahi, as the sole managing member of Western Western, filed Articles of Dissolution with the Secretary of State of the State of Nevada with respect to Western, which beneficially owned 91,902 Units. The Articles of Dissolution were subsequently challenged by Ben Farahi's brothers, John Farahi and Bob Farahi. Each of Ben Farahi and his brothers owns a one-third interest in Western. Ben Farahi believes that he and each of his brothers owns one-third of the assets of Western. Western's sole assets are its Units of the Partnership. Accordingly, Ben Farahi owns one-third of Western's Units, constituting 30,634 Units, in addition to the 27,431 Units owned by him individually, or 32.1% of the outstanding Units. Ben Farahi is no longer acting in concert with, or considered for securities law purposes to be part of a 'group' with, either of his brothers with respect to his ownership of Units. Consequently, Ben Farahi disclaims ownership of the 61,268 Units, constituting 33.9% of the outstanding Units, owned by his brothers through Western. In the event that it is eventually determined under Nevada law that Ben Farahi's brothers control Western's actions, it is possible, although unlikely, that they would control 91,902 Units on behalf of Western, constituting a 50.8% majority interest in the Partnership's outstanding Units. On March 28, 2007, Ben Farahi, as the sole managing member of Western, took the action of transferring 95%, or 87,306, of Western's Units to each of the three members proportionately. Such transfers were made effective April 1, 2007. As a result of these transfers, Western owns 4,596 Units, or approximately 2.5%, of the Partnership's outstanding Units, Ben Farahi individually owns 58,065 Units, or 32.1%, and John Farahi and Bob Farahi each individually owns 30,634, or 16.9%, of the Partnership's outstanding Units as of March 10, 2008.


Real Estate Market

     The Partnership's sole fixed asset as of December 31, 2007 was the Sierra Property, which is currently in need of several new tenants. There has been substantial development of retail space in the Reno area over the past few years especially in close vicinity to the Sierra Property, which has created substantial competition for the Sierra Property. Also, in the past few years, the Sierra Property has lost all of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms; two of the spaces are currently vacant. The third anchor tenant space was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property, and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property since September 30, 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by the space.

     There can be no assurances that the Partnership's plan to improve the Sierra Property's occupancy will be successful. Until firm plans are established for the renovation and/or redevelopment of the Sierra Property, we are marketing vacant spaces only to tenants willing to sign short-term leases.


Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents increased by $1,475,316 to $8,739,802 during the year ended December 31, 2007 as compared to December 31, 2006. The increase was due to cash provided by operating activities of $1,266,721, and $208,595 of cash received from insurance for claims settlement. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses. See "Item 7. Financial Statements - Note 2."

     On April 14, 2006, a distribution of $2.50 per Unit was paid to limited partners of record as of the close of business on March 31, 2006, and affiliates of the Partnership, including the General Partner, received an aggregate of $267,209 from this distribution. The balance of this distribution, $196,733, was paid to the Partnership's non-affiliated limited partners. The Partnership does not anticipate making any distributions of net cash provided by operating activities in the near future because such cash will be needed for renovations and enhancements to the Sierra Property, as well as for other possible investments.


RESULTS OF OPERATIONS

Comparison of operating results for the year ended December 31, 2007 as compared to December 31, 2006.

     Net income increased by $166,315 to $796,078 for the year ended
December 31, 2007 as compared to 2006. Revenues decreased by $20,629 to $2,094,406 for the year ended December 31, 2007 as compared to the same period in 2006. The increase in net income is due to a $186,944 decrease in costs and expenses, partially offset by the decrease in revenues. The decrease in revenues was primarily due to a decrease of $77,261 in rental income due to lower occupancy partially offset by an increase in rental rates at the Sierra property during 2007 compared to 2006. In addition, the Partnership received $11,222 less in miscellaneous income during 2007 as compared to 2006. These decreases were partially offset by higher interest income during 2007 due to higher cash balances, which were partially offset by lower interest rates.

     The decrease in costs and expenses in 2007 as compared to 2006 was due to lower general and administrative expenses as well as decreased depreciation costs. General and administrative expenses decreased mainly due to lower legal and accounting expenses in 2007 as compared to 2006, a $50,000 consulting fee paid to the General Partner in 2006 for its work related to the Sierra Property's zoning change application, and the fees related to the financial advisory services provided by Marshall & Stevens in relation to Monarch's offer to purchase the Sierra Property in 2006. Depreciation expense decreased due to impairment charges. Also, the Partnership incurred $10,000 in development costs that were not consummated (related to design and engineering expenses for potential renovation plans to the Sierra Property that were subsequently cancelled due to changes in market conditions that caused the maximum potential of the Sierra Property to change) in 2006 that it did not incur in 2007. These decreases were partially offset by slight increases in operating and management fee expenses during 2007 as compared to 2006.

Critical Accounting Policies

     The Partnership's only significant critical accounting policy relates to the evaluation of the fair value of real estate. The Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term and long-term needs of the Partnership, except that the Partnership may need to obtain financing for the later phases of the Renovation. During 2007, the Partnership incurred approximately $319,000 in impairment charges.

     See 'Recently Issued Accounting Standards' in Note 2. for a description of recent accounting standards and their effects on the Partnership's financial statements.


Quantitative and Qualitative Disclosures about Market Risk

     The Partnership is not subject to market risk as its cash and cash equivalents are invested in short-term money market mutual funds. The Partnership has no loans outstanding.

ITEM 7. FINANCIAL STATEMENTS




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners of
Biggest Little Investments, L.P.


We have audited the accompanying balance sheets of Biggest Little Investments, LP as of December 31, 2006 and 2007, and the related statements of operations, partners' equity and cash flows for each of the years in the two-year period ended December 31, 2007. Biggest Little Investments, LP's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biggest Little Investments, LP as of December 31, 2006 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.


Mark Bailey & Co, Ltd.
Reno, Nevada
March 24, 2008

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS


                                                       December 31,
                                               -------------------------
                                                   2007         2006
                                               ------------ ------------
ASSETS

  Real estate, net............................ $ 13,082,125  $ 13,787,444
  Cash and cash equivalents...................    8,739,802     7,264,486
  Receivables.................................       22,613        24,785
  Prepaid expense.............................        2,027            -
                                               ------------  ------------
     Total assets............................. $ 21,846,567  $ 21,076,715
                                               ============  ============

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

    Accounts payable, accrued expenses and
      unclaimed property...................... $     73,417  $     86,910
    Rent prepaid..............................        4,374        12,882
    Tenant deposits...........................       35,219        39,444
                                               ------------  ------------
  Total liabilities...........................      113,010       139,236
                                               ------------  ------------

  Commitments and Contingencies

    Partners' equity

    Limited partners' equity (180,937 units at
     12/31/07 and 12/31/06 issued and
     outstanding).............................   21,177,380    20,401,204
    General partner's equity..................      556,177       536,275
                                               ------------  ------------
  Total partners' equity......................   21,733,557    20,937,479
                                               ------------  ------------
     Total liabilities and partners' equity... $ 21,846,567  $ 21,076,715
                                               ============  ============



The accompanying Notes to Financial Statements are an integral part of these statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
                           STATEMENTS OF OPERATIONS

                                            Years ended December 31,
                                           ---------------------------
                                               2007           2006
                                           ------------   ------------
Revenues
  Rental income.........................   $  1,667,905   $  1,745,166
  Other income..........................          6,386         17,608
  Interest income.......................        420,115        352,261
                                           ------------   ------------
     Net revenues.......................      2,094,406      2,115,035
                                           ------------   ------------
Costs and Expenses

  Operating expenses....................        540,245        537,711
  General and administrative............        163,570        303,513
  Depreciation..........................        481,725        522,251
  Management fees.......................        112,788        111,797
  Costs of development not consummated..             -          10,000
                                           ------------   ------------
     Total costs and expenses...........      1,298,328      1,485,272
                                           ------------   ------------
     Net income ........................   $    796,078   $    629,763
                                           ============   ============

Net income attributable to:

     Limited partners...................   $    776,176   $    614,019

     General partner....................         19,902         15,744
                                           ------------   ------------
                                           $    796,078   $    629,763
                                           ============   ============


NET INCOME PER UNIT OF LIMITED PARTNERSHIP
    INTEREST                               $       4.29   $       3.39
                                           ============   ============

WEIGHTED AVERAGE UNITS OUTSTANDING              180,937        180,937
                                           ============   ============



The accompanying Notes to Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                      STATEMENTS OF PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2007 AND 2006



                             Limited         General        Total
                            Partners'       Partner's     Partners'
                              Equity         Equity        Equity
                           ------------   ------------   -----------
Balance, December 31, 2005 $ 20,239,528   $    532,130   $20,771,658
  Distribution............     (452,343)       (11,599)     (463,942)
  Net income..............      614,019         15,744       629,763
                           ------------   ------------   -----------
Balance, December 31, 2006   20,401,204        536,275    20,937,479
  Net income..............      776,176         19,902       796,078
                           ------------   ------------   -----------
Balance, December 31, 2007 $ 21,177,380   $    556,177   $21,733,557
                           ============   ============   ===========


The accompanying Notes to Financial Statements are an integral part of these statements.

                      BIGGEST LITTLE INVESTMENTS L.P.
                          STATEMENTS OF CASH FLOWS



                                                Years ended December 31,
                                                -------------------------
                                                    2007          2006
                                                ------------  -----------
Cash flows from operating activities:
  Net income .................................. $    796,078  $   629,763
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation.............................      481,725      522,251
      Costs of development not consummated.....           -        10,000
      Loss due to vandalism....................       15,000           -
   Changes in assets and liabilities:
      Decrease (increase) in tenant receivables
        and prepaid expense....................          144       (3,629)
      (Decrease) increase in accounts payable,
        accrued expenses and other liabilities.      (26,226)      35,954
                                                ------------  -----------
    Net cash provided by
      operating activities.....................    1,266,721    1,194,339
                                                ------------  -----------

Cash flows from investing activities:
    Cash received from insurance for claims
      settlement...............................      208,595           -
                                                  ----------  -----------
    Cash provided by investing activities......      208,595           -
                                                  ----------  -----------

Cash flows from financing activities:
    Cash used for distribution.................           -      (463,942)
                                                ------------  -----------
    Cash used in financing activities..........           -      (463,942)
                                                ------------  -----------


Net increase in cash...........................    1,475,316      730,397

Cash and cash equivalents, beginning of year...    7,264,486    6,534,089
                                                ------------  -----------
Cash and cash equivalents, end of year......... $  8,739,802  $ 7,264,486
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

     The Partnership had an investment in a mortgage loan (the "Sierra Loan") issued in 1989 in the amount of $6,500,000 to a public limited partnership. In March 2003, the Partnership acquired the deed to the property securing the Sierra Loan, a shopping center commonly known as the Sierra Marketplace located in Reno, Nevada (the "Sierra Property"), in lieu of foreclosing on the Sierra Loan. The Sierra Property consists of approximately 213,000 square feet of net rentable area and occupies 18.67 acres, consisting primarily of two main buildings with spaces for two anchor tenants, with surface parking for approximately 1,100 automobiles. Until firm plans are established for the development of the Sierra Property, the Partnership is marketing vacant spaces only to tenants willing to sign short-term leases. The Sierra Property is approximately 70% vacant.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Provision for Impairment

     Property is stated at cost, less accumulated depreciation. Since acquisition, property has been depreciated principally on a straight-line basis over the estimated service lives as follows:

     Land improvements ...........    5 years
     Buildings ...................   30 years
     Building improvements ....... 5-30 years

     In accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," the Partnership evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. As of December 31, 2007, the Partnership determined none of its long-lived assets were impaired.

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

Concentration of Credit Risk

     The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in savings and money market accounts. Cash balances exceeded these insured levels during the year. No losses have occurred or are expected due to this risk.

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

Net Income Per Unit of Limited Partnership Interest

     Net income per Unit is computed based upon the weighted average number of Units outstanding (180,937 Units at December 31, 2007 and 2006) during the year.

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

Recently Issued Accounting Standards

     In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("FAS 141R"). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FAS 141R on our consolidated results of operations and financial condition and plan to adopt it as required in the first quarter of fiscal 2009, if applicable to the Partnership at such time.

     In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements" ("FAS 160"), an amendment of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FAS 160 on our consolidated results of operations and financial condition and plan to adopt it as required in the first quarter of fiscal 2009, if applicable to the Partnership at such time.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership does not expect that it will have a material impact on its financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Partnership would be its fiscal year beginning January 1, 2008. The Partnership does not expect that it will have a material impact on its financial statements.


NOTE 3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     During 2006, Mr. Ben Farahi, the Manager of the General Partner but acting in his individual capacity, acquired 84 Units in a series of open market transactions, and an additional 8,821 Units via a tender offer that terminated on August 29, 2006 (see below). As of December 31, 2007, affiliates of the General Partner owned 111,065 Units, which represented 61.4% of the issued and outstanding Units at such date.

     On December 17, 2007, Mr. Ben Farahi, acting in his individual capacity, commenced a tender offer (the "Offer") to purchase up to 20,000 Units at a price of $165 per Unit. The results of the Offer are disclosed in Note 8. Subsequent Events. The Offer was originally scheduled to expire on January 30, 2008. The maximum number of Units to be purchased was increased to 25,000 and the Offer was extended until February 28, 2008, and expired on such date. The Offer resulted in the tender by limited partners, and purchase by Mr. Farahi, of 8,268 Units. As a result of such purchases, Mr. Farahi beneficially owns 58,065 Units, constituting approximately 32.1% of the outstanding Units, in addition to 61,268 Units of which he disclaims beneficial ownership.

     Beginning in April 2007, affiliates of the General Partner began leasing office space at the Sierra Property and pay monthly rent of $2,408. The General Partner uses a portion of this office space and participates in such rent payments.

     On May 23, 2006, Ben Farahi resigned as an executive officer and director of Monarch Casino & Resort, Inc. ("Monarch"), which controls a hotel casino property located next to the Sierra Property (the "Adjacent Property"). Mr. Farahi resigned, in part, to eliminate any potential conflict of interest with respect to his position with the General Partner and his ownership of Units and with the intent of focusing on the best interests of the Partnership. Currently, Ben Farahi beneficially owns approximately 10.6% of Monarch's outstanding common stock.

     On July 20, 2006, Monarch filed a Form 8-K stating that Monarch's Board of Directors had been "accumulating information relative to a potential purchase offer" for the Sierra Property. On July 26, 2006, the Partnership received a letter from counsel to Monarch setting forth the terms of a proposal by Monarch to purchase the Sierra Property at a cash price of $27 million (the "Offer").

     Although the Partnership had previously received expressions of interest in the Sierra Property from Monarch and other third parties, no prior offers were ever made, nor were any significant negotiations ever commenced. On May 3, 2006, the Partnership received a letter from counsel to Monarch confirming a prior telephone conversation in which such counsel had advised Ben Farahi that the Monarch Board of Directors wished immediately to commence negotiations for the Sierra Property. During the referenced telephone conversation, a member of the Board of Directors of Monarch informed Ben Farahi that Monarch was interested in negotiating to purchase the Sierra Property. Ben Farahi, on behalf of the General Partner, responded to the representative of Monarch that the Partnership was not interested in selling the Sierra Property but would, instead, consider entering into a long-term lease arrangement.

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

     On June 22, 2006, Ben Farahi, as the sole managing member of Western, filed Articles of Dissolution with the Secretary of State of the State of Nevada with respect to Western, which beneficially owned 91,902 Units. On June 30, 2006, the Articles of Dissolution were challenged by Ben Farahi's brothers, each of whom owns a one-third interest in Western. In the event that Western has been properly dissolved, Ben Farahi beneficially owns one-third of the Units formerly owned by Western, constituting 30,634 Units, based on his ownership of a one-third interest in Western. If, alternatively, the dissolution issue is considered to be unresolved, Ben Farahi disclaims beneficial ownership of two-thirds of the Units owned by Western pursuant to Rule 13d-4 promulgated under the Securities Exchange Act of 1934, as amended. In either of these events, Ben Farahi owned an aggregate of 49,797 Units, representing 27.5% of the outstanding Units as of December 31, 2007. In the event that it is eventually determined under Nevada law that Ben Farahi's brothers control Western's actions, on the other hand, it is possible, although unlikely, they would control 91,902 Units on behalf of Western, constituting a 50.8% majority interest in the Partnership's outstanding Units. In such event, they could remove and replace the General Partner and control whether, and on what terms, the Sierra Property is sold. Ben Farahi is no longer acting in concert with, or considered for securities law purposes to be part of a "group" with, either of his brothers with respect to his ownership of Units. On March 28, 2007, Ben Farahi, as the sole managing member of Western, took the action of transferring 95%, or 87,306, of Western's Units to each of the three members proportionately. Such transfers were made effective April 1, 2007. As a result of these transfers, Western owned 4,596 Units, or approximately 2.5%, of the Partnership's outstanding Units, Ben Farahi individually owned 49,797 Units, or 27.5%, and John Farahi and Bob Farahi each individually owned 30,634 Units, or 16.9%, of the Partnership's outstanding Units as of December 31, 2007.

     On June 6, 2006, Ben Farahi, acting in his individual capacity, commenced a tender offer to purchase up to 65,000 Units for $140 per Unit in cash. The tender offer was set to expire on July 6, 2006. However, the tender offer was extended and subsequently expired on August 29, 2006. Mr. Farahi acquired 8,821 Units as a result of this tender offer.

     On April 14, 2006, a distribution of $2.50 per Unit was paid to limited partners of record as of the close of business on March 31, 2006, and affiliates of the Partnership, including the General Partner, received an aggregate of $267,209 from this distribution. No distributions were made for the fiscal year ended December 31, 2007.

     During 2006, the Partnership paid $50,000 in consulting fees to the General Partner for work related to the Sierra Property's zoning change application that was approved by the City of Reno in January 2006.

     The Partnership demolished and rebuilt some parts of the Sierra Property and may remodel, demolish and renovate other parts, of the Sierra Property (the "Renovation") in an attempt to improve the financial viability of the Sierra Property. As part of the Renovation, a portion of the shopping center previously occupied by an anchor tenant was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property. The Adjacent Property entered into a lease with the Partnership for a section of the Sierra Property (including the new driveway). The Adjacent Property has a minimum lease term of 15 years at a monthly rent of $25,000, subject to increases every 60 months based on the Consumer Price Index. The Adjacent Property also uses part of the common area of the Sierra Property and pays its proportionate share of the common area expense of the Sierra Property. The Adjacent Property has the option to renew the lease for three five-year terms, and, at the end of the extension periods, has the option to purchase the leased section of the Sierra Property at a price to be determined based on an MAI Appraisal.

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

     In addition to the driveway lease, the Adjacent Property is currently leasing approximately 19,524 square feet of office and storage space at the Sierra Property and is paying approximately $16,900 per month in rent plus common area expenses for such spaces. The Adjacent Property has given the Partnership a notice to vacate 18,225 square feet of the office and storage space it is currently leasing; the Adjacent Property will vacate these spaces no later than June 30, 2008. The Adjacent Property is also leasing sign space at the Sierra Property for $1,060 per month.

     In June 2007, the Adjacent Property began leasing a portion of the parking lot at the Sierra Property consisting of a total of approximately 276 parking spaces for a monthly fee of $25,000. Effective November 4, 2007, this month-to-month lease was amended reducing the number of parking spaces leased to 125 and reducing the monthly rent to $17,500.

     The Partnership received $660,762 and $473,980 in rental revenue and common area charges from the Adjacent Property during 2007 and 2006, respectively, for the driveway and the leased spaces.

     Accounting rules define transactions with related parties as transactions which are not arms-length in nature and, therefore, may not represent fair market value.

     See Note 1.


Compensation of the General Partner

     The General Partner is the manager of the Sierra Property. The General Partner received $112,788 and $111,797 for the years ended December 31, 2007, and 2006, respectively for such management services; included in these amounts is three percent of the monthly interest earned on the Partnership's cash in savings and money market accounts, which the Partnership began paying to the General Partner in 2006. Also, pursuant to the Amended LP Agreement, the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including without limitation the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, for the year ended December 31, 2007, the General Partner was allocated $19,902 of income.

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

     The General Partner did not earn any development fees during 2007 or 2006.

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


NOTE 4. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                December 31,        December 31,
                                    2007                2006
                                ------------        ------------
Land........................... $  3,198,574        $  3,198,574
Building and improvements......   12,387,906          12,387,906
                                ------------        ------------
                                  15,586,480          15,586,480
Impairment.....................     (318,836)                 -
                                ------------        ------------
                                  15,267,644          15,586,480
Accumulated depreciation.......   (2,185,519)         (1,799,036)
                                ------------        ------------
                                $ 13,082,125        $ 13,787,444
                                ============        ============

     The land, buildings and improvements that constitute the Partnership's fixed assets were acquired in lieu of foreclosure on a mortgage note receivable to the Partnership, which was collateralized by such fixed assets.

     In March 2006, the space previously occupied by an anchor tenant was broken into and vandalized resulting in damage in excess of $200,000. The Partnership filed an insurance claim on the loss and, in 2007, received $161,001 in settlement proceeds from the insurance company. During the first quarter of 2007, the Partnership took an impairment in the amount of $234,945 on the Sierra Property while it evaluates repair and lease options for the damaged space. In March 2007, a vacant space at the Sierra Property was vandalized resulting in damage in excess of $83,000. The Partnership filed an insurance claim on the loss and, in August 2007, received $47,594 in settlement proceeds from the insurance company. The Partnership took an impairment of $83,890 during the third quarter of 2007. The Partnership has increased its security measures at the Sierra Property.


NOTE 5. MINIMUM FUTURE RENTAL REVENUES

     The Partnership leases office space to various tenants under a variety of terms, including escalation provisions, renewal options and obligations of the tenants to reimburse operating expenses.

     The aggregate future minimum fixed lease payments receivable under noncancellable leases at December 31, 2007, are as follows:

          2008 .......... $   696,282
          2009 ..........     391,637
          2010 ..........     359,598
          2011 ..........     359,598
          2012 ..........     302,483
          Thereafter ....   2,025,000
                          -----------
                          $ 4,134,598
                          ===========

NOTE 6. RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

     A reconciliation of net income per financial statements to the tax basis of accounting is as follows:

                                         Year ended December 31,
                                       --------------------------
                                            2007         2006
                                       ------------- ------------
Net income per financial statements    $    796,078  $   629,763
Reconciliation of net income per books
  to tax basis accounting:
     Depreciation                           135,073      166,220
     Prepaid rent                            (8,508)      (6,323)
     Other tax adjustments                      961           -
                                       ------------- ------------
Net income per tax basis               $    923,604  $   789,660
                                       ============= ============


     The differences between the Partnership's net assets per financial statements and tax basis of accounting are as follows:

                                         Year ended December 31,
                                       --------------------------
                                            2007         2006
                                       ------------- ------------
Net assets per financial statements    $ 21,733,557  $ 20,937,479
Reconciliation of net assets per books
  to tax basis accounting:
     Tax basis in property                1,067,195       624,975
     Accumulated depreciation               262,812       488,745
     Prepaid rent                             4,374        12,882
Syndication costs                         2,230,944     2,230,944
Other tax adjustments                        10,085        10,085
                                       ------------- ------------
Net assets per tax basis               $ 25,308,967  $ 24,305,110
                                       ============= ============


NOTE 7. LITIGATION

     None.


NOTE 8. SUBSEQUENT EVENTS

     On December 17, 2007, Mr. Ben Farahi, acting in his individual capacity, commenced a tender offer (the "Offer") to purchase up to 20,000 Units at a price of $165 per Unit. The Offer was originally scheduled to expire on January 30, 2008. The maximum number of Units to be purchased was increased to 25,000 and the Offer was extended until February 28, 2008, and expired on such date. The Offer resulted in the tender by limited partners, and purchase by Mr. Farahi, of 8,268 Units. As a result of such purchases, Mr. Farahi beneficially owns 58,065 Units, constituting approximately 32.1% of the outstanding Units, in addition to 61,268 Units of which he disclaims beneficial ownership.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of December 31, 2007 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations Over Internal Controls

     Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

     Management, including the manager of our general partner, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Annual Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

     Additionally, there were no changes in our internal controls that could materially affect the disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls.

     This annual report does not contain an attestation report of the Partnership's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.


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

     Mr. Farahi, age 55, was, until May 26, 2006, Co-Chairman of the Board, Chief Financial Officer, Secretary, and Treasurer of Monarch Casino & Resort, Inc. which, through its wholly-owned subsidiary Golden Road Motor Inn, Inc., a Nevada company, owns and operates the tropically themed Atlantis Casino Resort in Reno, Nevada. Since September 1, 1978, Mr. Farahi has been a partner in Farahi Investment Company, which is involved in real estate investment and development. Mr. Farahi is also the Manager of the General Partner. Mr. Farahi holds a mechanical engineering degree from the University of California at Berkeley and a MBA degree in accounting from the California State University, Hayward.

     Although the Partnership does not have a board of directors or, accordingly, an audit committee, Mr. Farahi, as the managing member of the General Partner, qualifies as a "financial expert" as defined by the Securities and Exchange Commission in accordance with the Sarbanes-Oxley Act of 2002.


ITEM 10. EXECUTIVE COMPENSATION

     Under the Partnership's partnership agreement, the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including without limitation the Partnership's cash flow from operations and disposition proceeds. For the fiscal year ended December 31, 2007, the General Partner was allocated an aggregate of $19,902 of taxable income from the Partnership. See "Item 12. Certain Relationships and Related Transactions" for information regarding amounts paid to affiliates of the General Partner by the Partnership for services provided by them in fiscal year 2007. The General Partner is the manager of the Sierra Property and received $112,788 in 2007 for such management services; included in these amounts is three percent of the monthly interest earned on the Partnership's cash in savings and money market accounts, which the Partnership began paying to the General Partner in 2006. Also, pursuant to the Amended LP Agreement, the General Partner may receive development fees from the Partnership but did not earn any such development fees in 2007 or 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     (a)  Security Ownership of Certain Beneficial Owners.

     Except as set forth below, no person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 10, 2007:

                                           Number of         % of
Name of Beneficial owners                  Units Owned       Class
---------------------------------------------------------------------
Western Real Estate Investments, LLC(1)(3)  4,596(3)          2.5%
Ben Farahi(2)(3)                           58,145(3)         32.1%
John Farahi(3)(4)                          30,634(3)         16.9%
Bob Farahi(3)(5)                           30,634(3)         16.9%

       (1) The principal business address of Western, an affiliate of the General Partner, is 3650 S. Virginia St., Unit K2, Reno, Nevada 89502.
       (2) Mr. Ben Farahi's principal business address is 3650 S. Virginia St. Street, Unit K2, Reno, Nevada 89502.
       (3) On June 22, 2006, Ben Farahi, as the sole managing member of Western, filed Articles of Dissolution with the Secretary of State of the State of Nevada with respect to Western, which beneficially owned 91,902 Units. On June 30, 2006, the Articles of Dissolution were challenged by Ben Farahi's brothers, each of whom owns a one-third interest in Western. In the event that Western has been properly dissolved, Ben Farahi beneficially owns one-third of the Units formerly owned by Western, constituting 30,634 Units, based on his ownership of a one-third interest in Western. If, alternatively, the dissolution issue is considered to be unresolved, Ben Farahi disclaims beneficial ownership of two-thirds of the Units owned by Western pursuant to Rule 13d-4 promulgated under the Securities Exchange Act of 1934, as amended. In either of these events, Ben Farahi owns an aggregate of 58,065 Units, representing 32.1% of the outstanding Units. In the event that it is eventually determined under Nevada law that Ben Farahi's brothers control Western's actions, on the other hand, it is possible, although unlikely, they would control 91,902 Units on behalf of Western, constituting a 50.8% majority interest in the Partnership's outstanding Units. In such event, they could remove and replace the General Partner and control whether, and on what terms, the Sierra Property is sold. Ben Farahi is no longer acting in concert with, or considered for securities law purposes to be part of a "group" with, either of his brothers with respect to his ownership of Units. On March 28, 2007, Ben Farahi, as the sole managing member of Western, took the action of transferring 95%, or 87,306, of Western's Units to each of the three members proportionately. Such transfers were made effective April 1, 2007. As a result of these transfers, Western owns 4,596 Units, or approximately 2.5%, of the Partnership's outstanding Units, Ben Farahi beneficially owns 58,065 Units, or 32.1%, and John Farahi and Bob Farahi each beneficially owns 30,634, or 16.9%, of the Partnership's outstanding Units as of March 10, 2008.
       (4) Mr. John Farahi's principal business address is 3800 S. Virginia St., Reno, Nevada 89502.
       (5) Mr. Bob Farahi's principal business address is 3650 S. Virginia St., Unit K2, Reno, NV 89502.

     (b)  Security Ownership of Management.

     At March 10, 2008, neither the General Partner nor its members, manager or affiliates owned any Units except as indicated in (a) above.

     (c)  Changes in Control.

     There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See 'NOTE 3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES' in Item 7.


ITEM 13. EXHIBITS

     The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The General Partner has appointed Mark Bailey & Co., Ltd. ("Mark Bailey & Co.") as independent auditors to audit the consolidated financial statements of the Partnership for 2007.

Audit Fees. The Partnership has agreed to pay Mark Bailey & Co. audit fees of approximately $20,000 for the year ended December 31, 2007, and paid Mark Bailey & Co. $20,000 in audit fees for the year ended December 31, 2006.

Audit Related Fees. The Partnership has agreed to pay audit related fees in the amount of $12,000 to Mark Bailey & Co. for the year ended December 31, 2007 and paid $8,000 in audit related fees to Mark Bailey & Co. for the year ended December 31, 2006.

Tax Fees. The Partnership has agreed to pay Mark Bailey & Co. fees for tax services of approximately $5,500 for the year ended December 31, 2007, and paid Mark Bailey & Co. $5,500 for tax services for the year ended December 31, 2006.

Other Fees. The Partnership did not pay any other fees to Mark Bailey & Co. for the years ended December 31, 2007 or 2006.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIGGEST LITTLE INVESTMENTS L.P.

By:  MAXUM LLC
     General Partner


By:  /s/ Ben Farahi                                       Date
     --------------
         Ben Farahi, Manager                              March 24, 2008

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                    Title                   Date

     /s/ Ben Farahi             Manager of                March 24, 2008
     --------------         the General Partner
         Ben Farahi

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

4.

  (A)     Amendment No. 1 to Second Amended and Restated
          Limited Partnership Agreement of Biggest Little
          Investments, L.P. is filed herewith as Exhibit
          4(A).                                                             32


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

31.       Certification pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002                                        35


                                     -30-



32.       Certification pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.                                       36

                                                                  EXHIBIT 4(A)


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

     D.The General Partner believes that the right of first refusal will reduce the Partnership's administrative costs and, accordingly, is in the best interests of the Partnership and its Partners.

                                   AGREEMENT

     1. Recitals. The recitals to this Amendment are expressly incorporated herein by this reference.

     2. Section 11.3.   Section 11.3 of the LP Agreement is hereby amended by
adding the following thereto:

     "(c) Right of First Refusal.

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

                                                MAXUM LLC

                                                By:    Ben Farahi
                                                   --------------
                                                Name:  Ben Farahi
                                                Title: Manager

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

                                              Date: 3/24/08

                                                                    Exhibit 32

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Biggest Little Investments L.P. (the "Partnership"), on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:  March 24, 2008          /s/ Ben Farahi
                               --------------
                                   Ben Farahi,
                                   Manager of the General Partner

(..continued)