Form 10QSB
period 2008-03-31
BIGGEST LITTLE INVESTMENTS LP
filed 2008-05-15
CIK 804671

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2008


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO______.

                         Commission File No. 0-16856

                       BIGGEST LITTLE INVESTMENTS L.P.
             ----------------------------------------------------
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer Yes [ ] No [ ]
Accelerated filer Yes [ ] No [ ]
Non-accelerated filer (Do not check if a smaller reporting company) Yes [ ] No
[ ]
Smaller reporting company Yes [X] No [ ]








                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS

                                                MARCH 31,        DECEMBER 31,
                                                  2008               2007
                                               (UNAUDITED)
                                              ------------       ------------
ASSETS

  Real estate, net............................ $12,956,149       $13,082,125
  Cash and cash equivalents...................   8,937,244         8,739,802
  Receivables.................................      20,263            22,613
  Prepaid expense.............................      70,304             2,027
                                               -----------       -----------
     Total assets............................. $21,983,960       $21,846,567
                                               ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

     Accounts payable, accrued expenses and
       unclaimed property..................... $    85,999       $    73,417
     Rent prepaid.............................       5,164             4,374
     Tenant deposits..........................      35,219            35,219
                                               -----------       -----------
  Total liabilities...........................     126,382           113,010
                                               -----------       -----------

  Commitments and contingencies

     Partners' equity

     Limited partners' equity (180,937 units
       issued and outstanding at 3/31/08 and
       12/31/07)..............................  21,298,300        21,177,380
     General partner's equity.................     559,278           556,177
                                               -----------       -----------
  Total partners' equity......................  21,857,578        21,733,557
                                               -----------       -----------
Total liabilities and partners' equity........ $21,983,960       $21,846,567
                                               ===========       ===========


The accompanying Notes to the Financial Statements are an integral part of these statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
                      STATEMENTS OF INCOME (UNAUDITED)


                                                   FOR THE THREE MONTHS ENDED
                                                   --------------------------
                                                     MARCH 31,     MARCH 31,
                                                       2008          2007
                                                   ------------  ------------
Revenues

  Rental income.................................... $   393,019   $   361,858
  Interest income..................................      76,454       101,127
                                                    -----------   -----------
     Total revenues................................     469,473       462,985
                                                    -----------   -----------
Costs and expenses

  Operating expenses...............................     145,446       124,843
  General and administrative.......................      48,259        54,781
  Depreciation.....................................     125,976       130,563
  Management fees..................................      25,771        23,623
                                                    -----------   -----------
     Total costs and expenses......................     345,452       333,810
                                                    -----------   -----------
  Net income....................................... $   124,021   $   129,175
                                                    ===========   ===========



Net income attributable to:

  Limited partners................................. $   120,920   $   125,945

  General partner..................................       3,101         3,230
                                                    -----------   -----------
                                                    $   124,021   $   129,175
                                                    ===========   ===========

Net income per unit of limited partnership
  interest (180,937 weighted average units
  outstanding at March 31, 2008 and March 31,
  2007)............................................ $      0.67   $      0.70
                                                    ===========   ===========



The accompanying Notes to the Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                               Limited        General         Total
                              Partners'      Partner's      Partners'
                               Equity         Equity         Equity
                             -----------    -----------    -----------
Balance - January 1, 2008    $21,177,380    $   556,177    $21,733,557

  Net income                     120,920          3,101        124,021
                             -----------    -----------    -----------
Balance - March 31, 2008     $21,298,300    $   559,278    $21,857,578
                             ===========    ===========    ===========





The accompanying Notes to the Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                  FOR THE THREE MONTHS ENDED
                                                 ----------------------------
                                                   March 31,      March 31,
                                                     2008           2007
                                                 -------------  -------------
Cash flows from operating activities:

Net income...................................... $     124,021  $     129,175

 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation ...............................       125,976        130,563
    Decrease in tenant receivables..............         2,350         24,785
    Increase in prepaid expense.................       (68,277)       (79,989)
    Increase in accounts payable, accrued
     expenses, and other liabilities............        13,372            967
                                                 -------------   ------------
   Net cash provided by operating activities....       197,442        205,501
                                                 -------------   ------------

Cash flows from investing activities:

   Cash received from insurance for damage to
     fixed assets...............................            -         161,000
                                                 -------------   ------------
   Cash used in investing activities............            -         161,000
                                                 -------------   ------------

Net increase in cash and cash equivalents.......       197,442        366,501

Cash and cash equivalents, beginning of period..     8,739,802      7,264,486
                                                 -------------   ------------
Cash and cash equivalents, end of period........ $   8,937,244   $  7,630,987
                                                 =============   ============



The accompanying Notes to the Financial Statements are an integral part of these statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL INFORMATION

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Biggest Little Investments L.P. (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31, 2007. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2007, was derived from audited financial statements at such date.

     The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year or for any other period.


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

     In accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," the Partnership evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. As of March 31, 2008, The Partnership's only operating asset was the Sierra Marketplace Shopping Center located in Reno, Nevada (the "Sierra Property") and the Partnership determined that none of its long-lived assets were impaired as of such date.

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

Net Income Per Unit of Limited Partnership Interest

     Net income per unit of limited partnership interest (each individually, a "Unit" and, together, the "Units") is computed based upon the weighted average number of units outstanding (180,937 for the three months ended March 31, 2008 and 2007) during the period then ended.

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

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 became effective for fiscal years beginning after November 15, 2007. SFAS No. 159 did not have a material impact on the Partnership's financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 became effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Partnership was its fiscal year beginning January 1, 2008. SFAS No. 157 did not have a material impact on the Partnership's financial statements.


NOTE 3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     On December 17, 2007, Mr. Ben Farahi, Manager of the Partnership's general partner but acting in his individual capacity, commenced a tender offer (the "Offer") to purchase up to 20,000 Units at a price of $165 per Unit. The Offer was originally scheduled to expire on January 30, 2008. The maximum number of Units to be purchased was increased to 25,000 and the Offer was extended until February 28, 2008, and expired on such date. The Offer resulted in the tender by limited partners, and purchase by Mr. Farahi, of 8,268 Units. As a result of such purchases, Mr. Farahi beneficially owns

58,065 Units, constituting approximately 32.1% of the outstanding Units, in addition to 61,268 Units of which he disclaims beneficial ownership.

     Beginning in April 2007, affiliates of Maxum, LLC, the Partnership's general partner (the "General Partner") began leasing office space at the Sierra Property and pay monthly rent of $2,408. The General Partner uses a portion of this office space and participates in such rent payments.

     On June 22, 2006, Ben Farahi, as the sole managing member of Western Real Estate Investments, LLC, a Nevada limited liability company and an affiliate of the General Partner ("Western"), filed Articles of Dissolution with the Secretary of State of the State of Nevada with respect to Western, which beneficially owned 91,902 Units. On June 30, 2006, the Articles of Dissolution were challenged by Ben Farahi's brothers, John Farahi and Bob Farahi, each of whom owns a one-third interest in Western. In the event that Western has been properly dissolved, Ben Farahi beneficially owns one-third of the Units formerly owned by Western, constituting 30,634 Units, based on his ownership of a one-third interest in Western. If, alternatively, the dissolution issue is considered to be unresolved, Ben Farahi disclaims beneficial ownership of two-thirds of the Units owned by Western pursuant to Rule 13d-4 promulgated under the Securities Exchange Act of 1934, as amended. In either of these events, Ben Farahi owned an aggregate of 58,065 Units, representing 32.1% of the outstanding Units as of March 31, 2008. In the event that it is eventually determined under Nevada law that Ben Farahi's brothers control Western's actions, on the other hand, it is possible, although unlikely, they would control 91,902 Units on behalf of Western, constituting a 50.8% majority interest in the Partnership's outstanding Units. In such event, they could remove and replace the General Partner and control whether, and on what terms, the Sierra Property is sold. Ben Farahi is no longer acting in concert with, or considered for securities law purposes to be part of a "group" with, either of his brothers with respect to his ownership of Units. On March 28, 2007, Ben Farahi, as the sole managing member of Western, took the action of transferring 95%, or 87,306, of Western's Units to each of the three members proportionately. Such transfers were made effective April 1, 2007. As a result of these transfers, Western owned 4,596 Units, or approximately 2.5%, of the Partnership's outstanding Units, Ben Farahi individually owned 58,065 Units, or 32.1%, and John Farahi and Bob Farahi each individually owned 30,634 Units, or 16.9%, of the Partnership's outstanding Units as of March 31, 2008.

     The Partnership demolished and rebuilt some parts of the Sierra Property and may remodel, demolish and renovate other parts, of the Sierra Property (the "Renovation") in an attempt to improve the financial viability of the Sierra Property. As part of the Renovation, a portion of the shopping center previously occupied by an anchor tenant was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and a hotel casino property located next to the Sierra Property (the "Adjacent Property"). The Adjacent Property entered into a lease with the Partnership for a section of the Sierra Property (including the new driveway). The Adjacent Property has a minimum lease term of 15 years at a monthly rent of $25,000, subject to increases every 60 months based on the Consumer Price Index. The Adjacent Property also uses part of the common area of the Sierra Property and pays its proportionate share of the common area expense of the Sierra Property. The Adjacent Property has the option to renew the lease for three five-year terms, and, at the end of the extension periods, has the option to purchase the leased section of the Sierra Property at a price to be determined based on an MAI Appraisal.

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

     In addition to the driveway lease, the Adjacent Property is currently leasing approximately 3,400 square feet of office space at the Sierra Property and is paying approximately $4,400 per month in rent plus common area expenses for such space. The Adjacent Property has given the Partnership a notice to vacate the office space it is currently leasing; the Adjacent Property will vacate this spaces no later than June 30, 2008. The Adjacent Property is also leasing sign space at the Sierra Property for $1,060 per month.

     In June 2007, the Adjacent Property began leasing a portion of the parking lot at the Sierra Property consisting of a total of approximately 276 parking spaces for a monthly fee of $25,000. Effective November 4, 2007, this month-to-month lease was amended reducing the number of parking spaces leased to 125 and reducing the monthly rent to $17,500.

     Accounting rules define transactions with related parties as transactions which are not arm's-length in nature and, therefore, may not represent fair market value.

Compensation of the General Partner

     The General Partner is the manager of the Sierra Property. The General Partner received $25,771 and $23,623 for the three months ended March 31, 2008 and 2007, respectively, for such management services; included in these amounts is three percent of the monthly interest earned on the Partnership's cash in savings and money market accounts, which the Partnership began paying to the General Partner in 2006. Also, pursuant to the Partnership's Second Amended and Restated Agreement of Limited Partnership (the "Amended LP Agreement"), the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including without limitation the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, the General Partner was allocated income of $3,101 for the three months ended March 31, 2008 and income of $3,230 for the three months ended March 31, 2007.

     Also pursuant to the Amended LP Agreement, the General Partner shall receive mortgage placement fees for services rendered in connection with the Partnership's mortgage loans. These fees may not exceed such compensation customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographical location for comparable mortgage loans. The General Partner is entitled to certain fees for compensation of services rendered; these include acquisition fees in an amount equal to 2% of the price of such acquired fixed assets, refinancing fees equal to the lesser of 1% of the refinancing proceeds of the related fixed asset or fees which are competitive for similar services in the geographical area where the fixed asset is located, development fees equal to 10% of the total development cost, construction fees equal to 10% of the total cost of development of a fixed asset of the Partnership, and guarantee fees for any guarantees the General Partner may provide in order for the Partnership to secure indebtedness for a fee that is competitive with guarantee fees of similar nature. The General Partner may also be compensated for property management services in amounts to be equal to the lesser of (a) fees which are competitive for similar services in the same geographical area or (b)(i) 5% of the gross revenues with respect to residential properties or (ii) 6% of revenues with respect to industrial and commercial properties or (iii) 1% of gross revenues with respect to industrial and commercial properties which are leased on a long-term net basis (except for a one-time initial leasing fee of 3% of gross revenues). The General Partner may also receive real estate commissions from the Partnership for real estate brokerage services for properties acquired upon foreclosure of mortgage loans or fixed assets of the Partnership, the fees for which shall not exceed the lesser of (i) a percentage of the gross sales price of a fixed asset of the Partnership equal to one-half of brokerage fees which are customary, competitive and reasonable or (ii) 3% of the gross sales price of such fixed asset. Insurance commissions may also be paid to insurance agencies affiliated with the General Partner so long as conditions to the General Partner's purchase of insurance brokerage services from an affiliate are met. The General Partner did not earn any of the above fees for the fiscal quarters ended March 31, 2008 and 2007.


NOTE 4. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                  March 31, 2008       December 31, 2007
                                ------------------     -----------------
Land...........................    $ 3,198,574            $ 3,198,574
Building and improvements......     12,069,070             12,387,906
                                ------------------     -----------------
                                    15,267,644             15,586,480
Impairment.....................             -                (318,836)
                                ------------------     -----------------
                                    15,267,644             15,267,644
Accumulated depreciation.......     (2,311,495)            (2,185,519)
                                ------------------     -----------------
                                    12,956,149             13,082,125
                                ==================     =================

     The Sierra Property was acquired from the former owner in lieu of foreclosure on a mortgage note receivable to the Partnership issued by the former owner, which was collateralized by such fixed assets.

     In March 2006, the space previously occupied by a tenant was broken into and vandalized resulting in damage in excess of $200,000. The Partnership filed an insurance claim on the loss and, in 2007, received $161,001 in settlement proceeds from the insurance company. During the first quarter of 2007, the Partnership took an impairment in the amount of $234,945 on the Sierra Property while it evaluated repair and lease options for the damaged space. In March 2007, a vacant space at the Sierra Property was vandalized resulting in damage in excess of $83,000. The Partnership filed an insurance claim on the loss and, in August 2007, received $47,594 in settlement proceeds from the insurance company. The Partnership took an impairment of $83,890 during the third quarter of 2007 while it evaluated repair and lease options for the vacant space. The Partnership has increased its security measures at the Sierra Property.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The matters discussed in this Form 10-Q contain certain forward-looking statements and involve risks and uncertainties. Biggest Little Investments L.P. (the "Partnership") could be affected by declining economic conditions as a result of various factors that affect the real estate business including the financial condition of tenants, competition, the ability to lease vacant space within the Sierra Marketplace Shopping Center (the "Sierra Property") or renew existing leases, increased operating costs (including insurance costs), and the costs associated with, and results of, the Partnership's most likely plan to totally redevelop the Sierra Property for a higher use, as detailed in the filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, is based on management's current expectations and does not take into account the effects of any changes to the Partnership's operations resulting from risks and uncertainties. Accordingly, actual results could differ materially from those projected in the forward-looking statements.

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

     On December 15, 2007, the Partnership engaged Commercial Partners of Nevada, LLC ("Commercial Partners") as listing agent in an attempt to locate and sign tenants for the Sierra Property. Commercial Partners is to receive a commission for any new tenant signing that is based on the total net rent commitment.

     In April 2007, affiliates of the General Partner began leasing office space at the Sierra Property and pay monthly rent of $2,408. The General Partner uses a portion of this office space and participates in such rent payments.

     In March 2007, a vacant space at the Sierra Property was vandalized resulting in damage in excess of $89,000. The Partnership filed an insurance claim on the loss and, in August 2007, received $47,594 in settlement proceeds from the insurance company. The Partnership took an impairment of $83,890 during the third quarter of 2007 while it evaluated repair and lease options for the vacant space. The Partnership has increased its security measures at the Sierra Property.

     On June 22, 2006, Ben Farahi, as the sole managing member of Western, filed Articles of Dissolution with the Secretary of State of the State of Nevada with respect to Western, which beneficially owned 91,902 Units. The Articles of Dissolution were subsequently challenged by Ben Farahi's brothers, John Farahi and Bob Farahi. Each of Ben Farahi and his brothers owns a one-third interest in Western. Ben Farahi believes that he and each of his brothers owns one-third of the assets of Western. Western's sole assets are its Units of the Partnership. Accordingly, Ben Farahi owns one-third of Western's Units, constituting 30,634 Units, in addition to the 27,431 Units owned by him individually, or 32.1% of the outstanding Units. Ben Farahi is no longer acting in concert with, or considered for securities law purposes to be part of a 'group' with, either of his brothers with respect to his ownership of Units. Consequently, Ben Farahi disclaims ownership of the 61,268 Units, constituting 33.9% of the outstanding Units, owned by his brothers through Western. In the event that it is eventually determined under Nevada law that Ben Farahi's brothers control Western's actions, it is possible, although unlikely, that they would control 91,902 Units on behalf of Western, constituting a 50.8% majority interest in the Partnership's outstanding Units. On March 28, 2007, Ben Farahi, as the sole managing member of Western, took the action of transferring 95%, or 87,306, of Western's Units to each of the three members proportionately. Such transfers were made effective April 1, 2007. As a result of these transfers, Western owns 4,596 Units, or approximately 2.5%, of the Partnership's outstanding Units, Ben Farahi individually owns 58,065 Units, or 32.1%, and John Farahi and Bob Farahi each individually owns 30,634, or 16.9%, of the Partnership's outstanding Units as of March 31, 2008.

Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents increased by $197,442 to $8,937,244 during the three months ended March 31, 2008 as compared to December 31, 2007. The increase was due entirely to cash provided by operating activities. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. The Partnership does not anticipate making any distributions of net cash provided by operating activities in the near future because such cash will be needed for the potential redevelopment of the Sierra Property, as well as for other possible investments.

     None of the recently issued accounting standards had an effect on the Partnership's financial statements.

Real Estate Market

     The Partnership's sole fixed asset as of March 31, 2008, is the Sierra Property, which is currently in need of several new tenants. There has been substantial development of retail space in the Reno area over the past few years, which has created substantial competition for the Sierra Property. Also in the past few years, the Sierra Property has lost all three of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms. One of the anchor tenant spaces was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property, and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property since September 30, 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by the space. The other two anchor tenant spaces are vacant.

     It is the General Partner's intention to try to maximize the long-term value of the Partnership's property, even if it means sacrificing some short-term income. Currently, the Partnership is marketing spaces at the property on a short-term basis while it continues to develop a long-term plan for the Sierra Property.

Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2008 AND 2007.

     Net income decreased by $5,154 to $124,021 for the three-month period ended March 31, 2008, as compared to the same period in 2007. Revenues increased by $6,488 to $469,473 for the quarter ended March 31, 2008 as compared to the same period in 2007. The increase in revenues is mainly due to increased rental income during the first quarter of 2008 as compared to the same period in the prior year, partially offset by a decrease in interest income from lower interest rates.

     Costs and expenses increased by $11,642 for the three-month period ended March 31, 2008, as compared to the same period in the prior year. The increase was mainly due to increases in operating and management expenses partially offset by decreases in general and administrative as well as depreciation expenses. Operating expenses increased mainly due to higher insurance, property taxes, utilities and general maintenance costs associated with the Sierra Property. Management expenses increased due to the increase in revenues. General and administrative expenses decreased mainly due to lower auditing and transfer agent fees and reduced payroll expense. These decreases were partially offset by higher legal and accounting fees. Depreciation expense decreased due to impairment.

     The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Sierra Property to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term and long-term needs of the Partnership, except that the Partnership may need to obtain financing for the potential renovation and/or redevelopment.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Partnership has no loans outstanding.


ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of March 31, 2008 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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


                            BIGGEST LITTLE INVESTMENTS L.P.

                            BY: MAXUM LLC
                            Its General Partner


                            BY:     /S/ BEN FARAHI
                                    -------------------
                                        Ben Farahi
                                        Manager

                            DATE:   05/14/2008

                         BIGGEST LITTLE INVESTMENTS, L.P.
                          FORM 10-Q MARCH 31, 2008


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

                                                                  EXHIBIT 31.1

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ben Farahi, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Biggest Little Investments L.P.;

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

                                /s/ BEN FARAHI
                                --------------
                                    Ben Farahi
                                    Manager of the General Partner

                                    Date: 05/14/08

                                                                  EXHIBIT 32

                      BIGGEST LITTLE INVESTMENTS L.P.
                        FORM 10-Q MARCH 31, 2008

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Biggest Little Investments L.P. (the "Partnership") on Form 10-Q for the fiscal quarter ended March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:  May 14, 2008

    /s/ BEN FARAHI
    --------------
        Ben Farahi
        Manager of the General Partner