Form 10-Q
period 2008-06-30
BIGGEST LITTLE INVESTMENTS LP
filed 2008-08-08
CIK 804671

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2008


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








                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS

                                                JUNE 30,         DECEMBER 31,
                                                  2008               2007
                                               (UNAUDITED)
                                              ------------       ------------
ASSETS

  Real estate, net............................ $12,830,172       $13,082,125
  Cash and cash equivalents...................   9,183,724         8,739,802
  Receivables.................................      13,616            22,613
  Prepaid expense.............................       6,114             2,027
                                               -----------       -----------
     Total assets............................. $22,033,626       $21,846,567
                                               ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

     Accounts payable, accrued expenses and
       unclaimed property..................... $    50,562       $    73,417
     Rent prepaid.............................       5,442             4,374
     Tenant deposits..........................      31,749            35,219
                                               -----------       -----------
  Total liabilities...........................      87,753           113,010
                                               -----------       -----------

  Commitments and contingencies

     Partners' equity

     Limited partners' equity (180,937 units
       issued and outstanding at 6/30/08 and
       12/31/07)..............................  21,384,388        21,177,380
     General partner's equity.................     561,485           556,177
                                               -----------       -----------
  Total partners' equity......................  21,945,873        21,733,557
                                               -----------       -----------
Total liabilities and partners' equity........ $22,033,626       $21,846,567
                                               ===========       ===========


The accompanying Notes to the Financial Statements are an integral part of these statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
                      STATEMENTS OF INCOME (UNAUDITED)


                                   FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                            --------------------------   ------------------------
                                              JUNE 30,      JUNE 30,       JUNE 30,     JUNE 30,
                                                2008          2007           2008         2007
                                            ------------  ------------   ----------    ----------
Revenues

  Rental income............................ $  359,019    $  406,452     $  752,038    $  768,310
  Interest income..........................     51,758       106,065        128,212       207,192
                                            -----------   -----------    ----------    ----------
     Total revenues........................    410,777       512,517        880,250       975,502
                                            -----------   -----------    ----------    ----------
Costs and expenses

  Operating expenses.......................    137,060       118,316        282,506       245,262
  General and administrative...............     35,575        59,417         83,834       112,094
  Depreciation.............................    125,976       130,563        251,953       261,125
  Management fees..........................     23,871        28,570         49,641        52,194
                                            -----------   -----------    ----------    ----------
     Total costs and expenses..............    322,482       336,866        667,934       670,675
                                            -----------   -----------    ----------    ----------
  Net income............................... $   88,295    $  175,651     $  212,316    $  304,827
                                            ===========   ===========    ==========    ==========



Net income attributable to:

  Limited partners......................... $   86,088    $  171,260     $  207,008    $  297,206

  General partner..........................      2,207         4,391          5,308         7,621
                                            -----------   -----------    ----------    ----------
                                            $   88,295    $  175,651    $  212,316    $  304,827
                                            ===========   ===========    ==========    ==========

Net income per unit of limited partnership
  interest (180,937 weighted average units
  outstanding at June 30, 2008 and 2007)... $     0.48    $     0.95     $     1.14    $     1.64
                                            ===========   ===========    ==========    ==========



The accompanying Notes to the Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                               Limited        General         Total
                              Partners'      Partner's      Partners'
                               Equity         Equity         Equity
                             -----------    -----------    -----------
Balance - January 1, 2008    $21,177,380    $   556,177    $21,733,557

  Net income                     207,008          5,308        212,316
                             -----------    -----------    -----------
Balance - June 30, 2008      $21,384,388    $   561,485    $21,945,873
                             ===========    ===========    ===========





The accompanying Notes to the Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                   FOR THE SIX MONTHS ENDED
                                                 ----------------------------
                                                    June 30,      June 30,
                                                     2008           2007
                                                 -------------  -------------
Cash flows from operating activities:

Net income...................................... $     212,316  $     304,827

 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation ...............................       251,953        261,125
    Decrease (increase) in tenant receivables...         8,997        (15,455)
    Increase in prepaid expense.................        (4,087)       (14,188)
    (Decrease) increase in accounts payable,
     accrued expenses, and other liabilities....       (25,257)         4,445
                                                 -------------   ------------
   Net cash provided by operating activities....       443,922        540,754
                                                 -------------   ------------

Cash flows from investing activities:

   Cash received from insurance for claims
    settlement..................................            -         161,001
                                                 -------------   ------------
   Cash received from investing activities......            -         161,001
                                                 -------------   ------------

Net increase in cash and cash equivalents.......       443,922        701,755

Cash and cash equivalents, beginning of period..     8,739,802      7,264,486
                                                 -------------   ------------
Cash and cash equivalents, end of period........ $   9,183,724   $  7,966,241
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

     The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year or for any other period.


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

     In accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," the Partnership evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. As of June 30, 2008, the Partnership's only operating asset was the Sierra Marketplace Shopping Center located in Reno, Nevada (the "Sierra Property") and the Partnership determined that none of its long-lived assets were impaired as of such date.

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

Net Income Per Unit of Limited Partnership Interest

     Net income per unit of limited partnership interest (each individually, a "Unit" and, together, the "Units") is computed based upon the weighted average number of units outstanding (180,937 for the three and six months ended June 30, 2008 and 2007) during the period then ended.

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

Recently Issued Accounting Standards

     In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 seeks to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. As the Partnership does not currently, nor does it plan to engage in transactions involving derivative instruments or hedging activities, the adoption of SFAS 161 is not expected to have an impact on the financial statements.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("FAS 141R"). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FAS 141R on our consolidated results of operations and financial condition and plan to adopt it as required in the first quarter of fiscal 2009, if applicable to the Partnership at such time.

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


NOTE 3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     Effective July 1, 2008, Mr. Ben Farahi, the manager of the Partnership's general partner but acting in his individual capacity, purchased 100 Units from a limited partner in an open market transaction.

     On December 17, 2007, Mr. Farahi, in his individual capacity, commenced a tender offer (the "Offer") to purchase up to 20,000 Units at a price of $165 per Unit. The Offer was originally scheduled to expire on January 30, 2008. The maximum number of Units to be purchased was increased to 25,000 and the Offer was extended until February 28, 2008, and expired on such date. The Offer resulted in the tender by limited partners, and purchase by Mr. Farahi, of 8,268 Units.

     As a result of these purchases, Mr. Farahi beneficially owns 58,165 Units, constituting approximately 32.2% of the outstanding Units, in addition to 61,268 Units of which he disclaims beneficial ownership.

     Beginning in April 2007, affiliates of Maxum, LLC, the Partnership's general partner (the "General Partner") began leasing office space at the Sierra Property and pay monthly rent of $2,408. The General Partner uses a portion of this office space and participates in such rent payments.

     On June 22, 2006, Ben Farahi, as the sole managing member of Western Real Estate Investments, LLC, a Nevada limited liability company and an affiliate of the General Partner ("Western"), filed Articles of Dissolution with the Secretary of State of the State of Nevada with respect to Western, which beneficially owned 91,902 Units. On June 30, 2006, the Articles of Dissolution were challenged by Ben Farahi's brothers, John Farahi and Bob Farahi, each of whom owns a one-third interest in Western. In the event that Western has been properly dissolved, Ben Farahi beneficially owns one-third of the Units formerly owned by Western, constituting 30,634 Units, based on his ownership of a one-third interest in Western. If, alternatively, the dissolution issue is considered to be unresolved, Ben Farahi disclaims beneficial ownership of two-thirds of the Units owned by Western pursuant to Rule 13d-4 promulgated under the Securities Exchange Act of 1934, as amended. In either of these events, Ben Farahi owned an aggregate of 58,065 Units, representing 32.1% of the outstanding Units as of June 30, 2008. In the event that it is eventually determined under Nevada law that Ben Farahi's brothers control Western's actions, on the other hand, it is possible, although unlikely, they would control 91,902 Units on behalf of Western, constituting a 50.8% majority interest in the Partnership's outstanding Units. In such event, they could remove and replace the General Partner and control whether, and on what terms, the Sierra Property is sold. Ben Farahi is no longer acting in concert with, or considered for securities law purposes to be part of a "group" with, either of his brothers with respect to his ownership of Units. On March 28, 2007, Ben Farahi, as the sole managing member of Western, took the action of transferring 95%, or 87,306, of Western's Units to each of the three members proportionately. Such transfers were made effective April 1, 2007. As a result of these transfers, Western owned 4,596 Units, or approximately 2.5%, of the Partnership's outstanding Units, Ben Farahi individually owned 58,065 Units, or 32.1%, and John Farahi and Bob Farahi each individually owned 30,634 Units, or 16.9%, of the Partnership's outstanding Units as of June 30, 2008. The totals for Ben Farahi, John Farahi and Bob Farahi each include one third of Western's Units.

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

     In addition to the driveway lease, the Adjacent Property is currently leasing approximately 3,400 square feet of office space at the Sierra Property and is paying approximately $4,400 per month in rent plus common area expenses for such space. The Adjacent Property had given the Partnership a notice to vacate this office space by June 30, 2008, but has requested an extension; the Partnership has granted the request for extension and the Adjacent Property will vacate this space no later than August 31, 2008.

     The Adjacent Property has also given notice to the Partnership that, effective August 1, 2008, the Adjacent Property will cancel its lease of a sign space at the Sierra Property, which it had been leasing for $1,060 per month.

     In June 2007, the Adjacent Property began leasing a portion of the parking lot at the Sierra Property consisting of a total of approximately 276 parking spaces for a monthly fee of $25,000. Effective November 4, 2007, this month-to-month lease was amended reducing the number of parking spaces leased to 125 and reducing the monthly rent to $17,500. The Adjacent Property cancelled its lease for these parking spaces effective June 30, 3008.

     Accounting rules define transactions with related parties as transactions which are not arm's-length in nature and, therefore, may not represent fair market value.

Compensation of the General Partner

     The General Partner is the manager of the Sierra Property. The General Partner received $49,641 and $52,194 for the six months ended June 30, 2008 and 2007, respectively, for such management services; included in these amounts is three percent of the monthly interest earned on the Partnership's cash in savings and money market accounts, which the Partnership began paying to the General Partner in 2006. Also, pursuant to the Partnership's Second Amended and Restated Agreement of Limited Partnership (the "Amended LP Agreement"), the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including without limitation the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, the General Partner was allocated income of $5,308 for the six months ended June 30, 2008 and income of $7,621 for the six months ended June 30, 2007.

     Also pursuant to the Amended LP Agreement, the General Partner shall receive mortgage placement fees for services rendered in connection with the Partnership's mortgage loans. These fees may not exceed such compensation customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographical location for comparable mortgage loans. The General Partner is entitled to certain fees for compensation of services rendered; these include acquisition fees in an amount equal to 2% of the price of such acquired fixed assets, refinancing fees equal to the lesser of 1% of the refinancing proceeds of the related fixed asset or fees which are competitive for similar services in the geographical area where the fixed asset is located, development fees equal to 10% of the total development cost, construction fees equal to 10% of the total cost of development of a fixed asset of the Partnership, and guarantee fees for any guarantees the General Partner may provide in order for the Partnership to secure indebtedness for a fee that is competitive with guarantee fees of similar nature. The General Partner may also be compensated for property management services in amounts to be equal to the lesser of (a) fees which are competitive for similar services in the same geographical area or (b)(i) 5% of the gross revenues with respect to residential properties or (ii) 6% of revenues with respect to industrial and commercial properties or (iii) 1% of gross revenues with respect to industrial and commercial properties which are leased on a long-term net basis (except for a one-time initial leasing fee of 3% of gross revenues). The General Partner may also receive real estate commissions from the Partnership for real estate brokerage services for properties acquired upon foreclosure of mortgage loans or fixed assets of the Partnership, the fees for which shall not exceed the lesser of (i) a percentage of the gross sales price of a fixed asset of the Partnership equal to one-half of brokerage fees which are customary, competitive and reasonable or (ii) 3% of the gross sales price of such fixed asset. Insurance commissions may also be paid to insurance agencies affiliated with the General Partner so long as conditions to the General Partner's purchase of insurance brokerage services from an affiliate are met. The General Partner did not earn any of the above fees for the fiscal quarters ended June 30, 2008 and 2007.


NOTE 4. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                  June 30, 2008        December 31, 2007
                                ------------------     -----------------
Land...........................    $ 3,198,574            $ 3,198,574
Building and improvements......     12,069,070             12,387,906
                                ------------------     -----------------
                                    15,267,644             15,586,480
Impairment.....................             -                (318,836)
                                ------------------     -----------------
                                    15,267,644             15,267,644
Accumulated depreciation.......     (2,437,472)            (2,185,519)
                                ------------------     -----------------
                                    12,830,172             13,082,125
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

Recent Events

     Effective July 1, 2008, Mr. Ben Farahi, the manager of the Partnership's general partner but acting in his individual capacity, purchased 100 Units from a limited partner in an open market transaction.

     On December 17, 2007, Mr. Ben Farahi, in his individual capacity, commenced a tender offer (the "Offer") to purchase up to 20,000 Units at a price of $165 per Unit. The Offer was originally scheduled to expire on January 30, 2008. The maximum number of Units to be purchased was increased to 25,000 and the Offer was extended until February 28, 2008, and expired on such date. The Offer resulted in the tender by limited partners, and purchase by Mr. Farahi, of 8,268 Units.

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

     On June 22, 2006, Ben Farahi, as the sole managing member of Western, filed Articles of Dissolution with the Secretary of State of the State of Nevada with respect to Western, which beneficially owned 91,902 Units. The Articles of Dissolution were subsequently challenged by Ben Farahi's brothers, John Farahi and Bob Farahi. Each of Ben Farahi and his brothers owns a one-third interest in Western. Ben Farahi believes that he and each of his brothers owns one-third of the assets of Western. Western's sole assets are its Units of the Partnership. Accordingly, Ben Farahi owns one-third of Western's Units, constituting 30,634 Units, in addition to the 27,531 Units owned by him individually, or 32.2% of the outstanding Units. Ben Farahi is no longer acting in concert with, or considered for securities law purposes to be part of a 'group' with, either of his brothers with respect to his ownership of Units. Consequently, Ben Farahi disclaims ownership of the 61,268 Units, constituting 33.9% of the outstanding Units, owned by his brothers through

Western. In the event that it is eventually determined under Nevada law that Ben Farahi's brothers control Western's actions, it is possible, although unlikely, that they would control 91,902 Units on behalf of Western, constituting a 50.8% majority interest in the Partnership's outstanding Units. On March 28, 2007, Ben Farahi, as the sole managing member of Western, took the action of transferring 95%, or 87,306, of Western's Units to each of the three members proportionately. Such transfers were made effective April 1, 2007. As a result of these transfers, Western owned 4,596 Units, or approximately 2.5%, of the Partnership's outstanding Units, Ben Farahi individually owned 58,065 Units, or 32.1%, and John Farahi and Bob Farahi each individually owned 30,634, or 16.9%, of the Partnership's outstanding Units as of June 30, 2008. The totals for Ben Farahi, John Farahi and Bob Farahi each include one third of Western's Units.

Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents increased by $443,922 to $9,183,724 during the six months ended June 30, 2008 as compared to December 31, 2007. The increase was due entirely to cash provided by operating activities. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. The Partnership does not anticipate making any distributions of net cash provided by operating activities in the near future because such cash will be needed for the potential redevelopment of the Sierra Property, as well as for other possible investments.

     None of the recently issued accounting standards had an effect on the Partnership's financial statements.

Real Estate Market

     The Partnership's sole fixed asset as of June 30, 2008, is the Sierra Property, which is currently in need of several new tenants. There has been substantial development of retail space in the Reno area over the past few years, which has created substantial competition for the Sierra Property. Also in the past few years, the Sierra Property has lost all three of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms. One of the anchor tenant spaces was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property, and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property since September 30, 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by the space. The other two anchor tenant spaces are vacant.

     It is the General Partner's intention to try to maximize the long-term value of the Partnership's property, even if it means sacrificing some short-term income.

Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2008 AND 2007.

     Net income decreased by $87,356 to $88,295 for the three-month period ended June 30, 2008, as compared to the same period in 2007. Revenues decreased by $101,740 to $410,777 for the quarter ended June 30, 2008 as compared to the same period in 2007. The decrease in revenues is mainly due to decreased rental income during the second quarter of 2008 as compared to the same period in the prior year due to fewer tenants at the Sierra Property, as well as a decrease in interest income from lower interest rates.

     Costs and expenses decreased by $14,384 for the three-month period ended June 30, 2008, as compared to the same period in the prior year. The decrease was mainly due to decreases in general and administrative expenses, management expense and depreciation expense. General and administrative expenses decreased primarily due to lower legal, accounting and other professional services fees during the second quarter of 2008 as compared to the same period of the previous year. Management expense decreased due to the lower revenues, and depreciation expense decreased due to impairment. These decreases were partially offset by an increase in operating expenses, which were mainly due to higher insurance, property taxes, utilities and general maintenance costs associated with the Sierra Property.

COMPARISON OF OPERATING RESULTS FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2008 AND 2007.

     Net income decreased by $92,511 to $212,316 for the six-month period ended June 30, 2008, as compared to the same period in 2007. Revenues decreased by $95,252 to $880,250 for the six-month period ended June 30, 2008 as compared to the same period in 2007. The decrease in revenues is mainly due to decreased rental income during the first six months of 2008 as compared to the same period in the prior year due to fewer tenants at the Sierra Property, as well as a decrease in interest income from lower interest rates.

     Costs and expenses decreased by $2,741 for the six-month period ended June 30, 2008, as compared to the same period in the prior year. The decrease was mainly due to decreases in general and administrative expenses, depreciation expense and management expense partially offset by an increase in operating expenses. General and administrative expenses decreased mainly due to decreases in legal, accounting and other professional services fees during the first six months of 2008 as compared to the same period in the prior year. Management expenses decreased due to the decreases in revenues. Depreciation expense decreased due to impairment. Operating expenses increased mainly due to higher insurance, property taxes, utilities and general maintenance costs associated with the Sierra Property.

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


ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of June 30, 2008 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in our internal controls that could materially affect the disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls.



                          PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

     Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached exhibit index.

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


                            BIGGEST LITTLE INVESTMENTS L.P.

                            BY: MAXUM LLC
                            Its General Partner


                            BY:     /S/ BEN FARAHI
                                    -------------------
                                        Ben Farahi
                                        Manager

                            DATE:   08/08/2008

                         BIGGEST LITTLE INVESTMENTS, L.P.
                          FORM 10-Q JUNE 30, 2008


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

                                /s/ BEN FARAHI
                                --------------
                                    Ben Farahi
                                    Manager of the General Partner

                                    Date: 08/08/08

                                                                  EXHIBIT 32

                      BIGGEST LITTLE INVESTMENTS L.P.
                        FORM 10-Q JUNE 30, 2008

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Biggest Little Investments L.P. (the "Partnership") on Form 10-Q for the fiscal quarter ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:  August 8, 2008

    /s/ BEN FARAHI
    --------------
        Ben Farahi
        Manager of the General Partner