Form 10-Q
period 2008-09-30
BIGGEST LITTLE INVESTMENTS LP
filed 2008-11-13
CIK 804671

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2008


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








                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS

                                              SEPTEMBER 30,      DECEMBER 31,
                                                  2008               2007
                                               (UNAUDITED)
                                              -------------      ------------
ASSETS

  Real estate, net............................ $12,704,196       $13,082,125
  Cash and cash equivalents...................   9,349,951         8,739,802
  Receivables.................................       9,679            22,613
  Prepaid expense.............................      11,860             2,027
                                               -----------       -----------
     Total assets............................. $22,075,686       $21,846,567
                                               ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

     Accounts payable, accrued expenses and
       unclaimed property..................... $    42,674       $    73,417
     Rent prepaid.............................      15,484             4,374
     Tenant deposits..........................      22,387            35,219
                                               -----------       -----------
  Total liabilities...........................      80,545           113,010
                                               -----------       -----------

  Commitments and contingencies

     Partners' equity

     Limited partners' equity (180,937 units
       issued and outstanding at 9/30/08 and
       12/31/07)..............................  21,432,424        21,177,380
     General partner's equity.................     562,717           556,177
                                               -----------       -----------
  Total partners' equity......................  21,995,141        21,733,557
                                               -----------       -----------
Total liabilities and partners' equity........ $22,075,686       $21,846,567
                                               ===========       ===========


The accompanying Notes to the Financial Statements are an integral part of these statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
                      STATEMENTS OF INCOME (UNAUDITED)


                                         FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                         ---------------------------  --------------------------
                                             2008          2007           2008          2007
                                         ------------- -------------  ------------ -------------
Revenues

  Rental income......................... $     319,567 $     484,250  $  1,071,605 $   1,252,560
  Interest income.......................        53,133       110,585       181,345       317,777
                                         ------------- -------------  ------------ -------------
     Total revenues.....................       372,700       594,835     1,252,950     1,570,337
                                         ------------- -------------  ------------ -------------
Costs and expenses

  Operating expenses....................       146,914       168,841       430,758       415,711
  General and administrative............        31,099        14,385       113,595       124,872
  Depreciation..........................       125,976       116,635       377,929       377,759
  Management fee........................        19,442        32,134        69,084        84,328
                                         ------------- -------------  ------------ -------------
     Total costs and expenses...........       323,431       331,995       991,366     1,002,670
                                         ------------- -------------  ------------ -------------
  Net income............................ $      49,269       262,840  $    261,584 $     567,667
                                         ============= =============  ============ =============



Net income attributable to:

  Limited partners...................... $      48,037 $     256,269  $    255,044 $     553,475

  General partner.......................         1,232         6,571         6,540        14,192
                                         ------------- -------------  ------------ -------------
                                         $      49,269 $     262,840  $    261,584 $     567,667
                                         ============= =============  ============ =============

Net income per unit of limited
  partnership interest (180,937 weighted
  average units outstanding for the
  three and nine months ended September
  30, 2008 and 2007..................... $        0.27 $        1.42  $       1.41 $        3.06
                                         ============= =============  ============ =============



The accompanying Notes to the Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                   FOR THE NINE MONTHS ENDED
                                                  ----------------------------
                                                  September 30,  September 30,
                                                      2008           2007
                                                  -------------  -------------
Cash flows from operating activities

Net income....................................... $   261,584    $   567,667

  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation ...............................     377,929        377,759
     Loss due to vandalism.......................          -          10,000
     Decrease in tenant receivables..............      12,934          6,874
     Increase in prepaid expense.................      (9,833)        (8,106)
     Decrease in accounts payable, accrued
      expenses and other liabilities.............     (32,465)        (1,230)
                                                  -----------    -----------
    Net cash provided by operating activities....     610,149        952,964
                                                  -----------    -----------
Cash flows from investing activities

    Cash received from insurance for claims
      settlement.................................          -         208,595
                                                  -----------    -----------
    Cash used in investing activities............          -         208,595
                                                  -----------    -----------
Net increase in cash and cash equivalents........     610,149      1,161,559

Cash and cash equivalents, beginning of period...   8,739,802      7,264,486
                                                  -----------    -----------
Cash and cash equivalents, end of period......... $ 9,349,951    $ 8,426,045
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

     The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year or for any other period.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Provision for Impairment

     Property is stated at historical cost, less accumulated depreciation. Since acquisition, property has been depreciated on a straight line basis over the estimated service lives as follows:

     Land improvements ...........    5 years
     Site work ...................   15 years
     Buildings ...................   30 years
     Building improvements ....... 5-30 years

     In accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," the Partnership evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. As of September 30, 2008, the Partnership's only operating asset was the Sierra Marketplace Shopping Center located in Reno, Nevada (the "Sierra Property") and the Partnership determined that none of its long-lived assets were impaired as of such date.

Allowance for Doubtful Accounts

     The Partnership monitors its accounts receivable balances on a monthly basis to ensure they are collectible. On a quarterly basis, the Partnership uses its historical experience to determine its accounts receivable reserve. The Partnership's allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. The Partnership evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations. In these cases, management uses judgment, based upon the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. The Partnership also establishes a general reserve based upon a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, the Partnership's estimate of the recoverability of amounts due the Partnership could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known. The Partnership currently does not believe a reserve for bad debt is appropriate.

Cash and Cash Equivalents

     For the purpose of the statements of cash flows, the Partnership considers all short-term investments which have original maturities of three months or less to be cash equivalents. Substantially all of the Partnership's cash and cash equivalents are held at two financial institutions.

Concentration of Credit Risk

     The Partnership maintains cash balances at institutions insured up to $250,000 by the Federal Deposit Insurance Corporation. Balances in excess of amounts required for operations are usually invested in savings and money market accounts. Cash balances exceeded these insured levels during the period. No losses have occurred or are expected due to this risk.

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

Net Income Per Unit of Limited Partnership Interest

     Net income per unit of limited partnership interest (each individually, a "Unit" and, together, the "Units") is computed based upon the weighted average number of units outstanding (180,937 for the three and nine months ended September 30, 2008 and 2007) during the period then ended.

Income Taxes

     No provisions have been made for federal, state and local income taxes. Partnership earnings are allocated between the partners in accordance with each partner's ownership interest and are taxed individually and not at the partnership level.

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

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("FAS 141R"). The standard establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. The standard also establishes what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The standard is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FAS 141R on our consolidated results of operations and financial condition and plan to adopt it as required in the first quarter of fiscal year 2009, if applicable to the Partnership at such time.

     In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements" ("FAS 160"), an amendment of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." The standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FAS 160 on our consolidated results of operations and financial condition and plan to adopt it as required in the first quarter of fiscal year 2009, if applicable to the Partnership at such time.

NOTE 3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     Effective October 1, 2008, Mr. Ben Farahi, the manager of the Partnership's general partner but acting in his individual capacity, purchased 20 Units from a limited partner in an open market transaction.

     Effective July 1, 2008, Mr. Farahi, in his individual capacity, purchased 100 Units from a limited partner in an open market transaction.

     On September 23, 2008, articles of dissolution were filed with the Secretary of State of the State of Nevada with respect to Western Real Estate Investments, LLC, a Nevada limited liability company and an affiliate of the General Partner ("Western"), and such dissolution was effective as of September 30, 2008. All three members of Western, John Farahi, Bob Farahi and Ben Farahi consented to the dissolution and all signed the dissolution documents. As a result of the dissolution, Western's 4,596 Units were equally distributed to John Farahi, Bob Farahi and Ben Farahi based on each member's one-third ownership of Western. Each member received 1,532 Units from the transfer, which was made effective October 1, 2008.

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

     In addition to the driveway lease, the Adjacent Property is currently leasing approximately 3,400 square feet of office space at the Sierra Property and is paying approximately $4,400 per month in rent plus common area expenses for such space. The Adjacent Property had given the Partnership a notice to vacate this office space by June 30, 2008, but subsequently requested an extension; the Partnership has granted the request for extension and the Adjacent Property has notified the Partnership that it will vacate this space no later than December 31, 2008.

     Effective August 1, 2008, the Adjacent Property cancelled its lease of a sign space at the Sierra Property, which it had been leasing for $1,060 per month.

     In June 2007, the Adjacent Property began leasing a portion of the parking lot at the Sierra Property consisting of a total of approximately 276 parking spaces for a monthly fee of $25,000. Effective November 4, 2007, this month-to-month lease was amended reducing the number of parking spaces leased to 125 and reducing the monthly rent to $17,500. The Adjacent Property cancelled its lease for these parking spaces effective June 30, 2008.

     Accounting rules define transactions with related parties as transactions which are not arm's-length in nature and, therefore, may not represent fair market value.

Compensation of the General Partner

     The General Partner is the manager of the Sierra Property. The General Partner received $69,084 and $84,328 for the nine months ended September 30, 2008 and 2007, respectively, for such management services; included in these amounts is three percent of the monthly interest earned on the Partnership's cash in savings and money market accounts, which the Partnership began paying to the General Partner in 2006. Also, pursuant to the Partnership's Second

Amended and Restated Agreement of Limited Partnership (the "Amended LP Agreement"), the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including without limitation the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, the General Partner was allocated income of $6,540 for the nine months ended September 30, 2008 and income of $14,192 for the nine months ended September 30, 2007.

     Also pursuant to the Amended LP Agreement, the General Partner shall receive mortgage placement fees for services rendered in connection with the Partnership's mortgage loans. These fees may not exceed such compensation customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographical location for comparable mortgage loans. The General Partner is entitled to certain fees for compensation of services rendered; these include acquisition fees in an amount equal to 2% of the price of such acquired fixed assets, refinancing fees equal to the lesser of 1% of the refinancing proceeds of the related fixed asset or fees which are competitive for similar services in the geographical area where the fixed asset is located, development fees equal to 10% of the total development cost, construction fees equal to 10% of the total cost of development of a fixed asset of the Partnership, and guarantee fees for any guarantees the General Partner may provide in order for the Partnership to secure indebtedness for a fee that is competitive with guarantee fees of similar nature. The General Partner may also be compensated for property management services in amounts to be equal to the lesser of (a) fees which are competitive for similar services in the same geographical area or (b)(i) 5% of the gross revenues with respect to residential properties or (ii) 6% of revenues with respect to industrial and commercial properties or (iii) 1% of gross revenues with respect to industrial and commercial properties which are leased on a long-term net basis (except for a one-time initial leasing fee of 3% of gross revenues). The General Partner may also receive real estate commissions from the Partnership for real estate brokerage services for properties acquired upon foreclosure of mortgage loans or fixed assets of the Partnership, the fees for which shall not exceed the lesser of (i) a percentage of the gross sales price of a fixed asset of the Partnership equal to one-half of brokerage fees which are customary, competitive and reasonable or (ii) 3% of the gross sales price of such fixed asset. Insurance commissions may also be paid to insurance agencies affiliated with the General Partner so long as conditions to the General Partner's purchase of insurance brokerage services from an affiliate are met. The General Partner did not earn any of the above fees for the fiscal quarters ended September 30, 2008 and 2007.


NOTE 4. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                September 30, 2008     December 31, 2007
                                ------------------     -----------------
Land...........................    $ 3,198,574            $ 3,198,574
Building and improvements......     12,069,070             12,387,906
                                ------------------     -----------------
                                    15,267,644             15,586,480
Impairment.....................             -                (318,836)
                                ------------------     -----------------
                                    15,267,644             15,267,644
Accumulated depreciation.......     (2,563,448)            (2,185,519)
                                ------------------     -----------------
                                    12,704,196             13,082,125
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

Recent Events

     Effective October 1, 2008, Mr. Ben Farahi, the manager of the Partnership's general partner but acting in his individual capacity, purchased 20 Units from a limited partner in an open market transaction.

     Effective July 1, 2008, Mr. Farahi, in his individual capacity, purchased 100 Units from a limited partner in an open market transaction.

    On September 23, 2008, articles of dissolution were filed with the Secretary of State of the State of Nevada with respect to Western Real Estate Investments, LLC, a Nevada limited liability company and an affiliate of the General Partner ("Western"), and such dissolution was effective as of September 30, 2008. All three members of Western, John Farahi, Bob Farahi and Ben Farahi consented to the dissolution and all signed the dissolution documents. As a result of the dissolution, Western's 4,596 Units were equally distributed to John Farahi, Bob Farahi and Ben Farahi based on each member's one-third ownership of Western. Each member received 1,532 Units from the transfer, which was made effective on October 1, 2008.

Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents increased by $610,149 to $9,349,951 during the nine months ended September 30, 2008 as compared to December 31, 2007. The increase was due entirely to cash provided by operating activities. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. The Partnership does not anticipate making any distributions of net cash provided by operating activities in the near future because such cash will be needed for the potential redevelopment of the Sierra Property, as well as for other possible investments.

     None of the recently issued accounting standards had an effect on the Partnership's financial statements.

Real Estate Market

     The Partnership's sole fixed asset as of September 30, 2008, is the Sierra Property, which currently has a vacancy rate of approximately 78% based on leasable square footage. There has been substantial development of retail space in the Reno area over the past few years, which has created substantial competition for the Sierra Property. Also in the past few years, the Sierra Property has lost all three of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms. One of the anchor tenant spaces was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property, and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property since September 30, 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by the space. The other two anchor tenant spaces are vacant.

     It is the General Partner's intention to try to maximize the long-term value of the Partnership's property, even if it means sacrificing some short-term income.

Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007.

     Net income decreased by $213,571 to $49,269 for the three-month period ended September 30, 2008, as compared to the same period in 2007. Revenues decreased by $222,135 to $372,700 for the quarter ended September 30, 2008 as compared to the same period in 2007. The decrease in revenues is mainly due to decreased rental income during the third quarter of 2008 as compared to the same period in the prior year due to fewer tenants at the Sierra Property, as well as a decrease in interest income from lower interest rates.

     Costs and expenses decreased by $8,564 for the three-month period ended September 30, 2008, as compared to the same period in the prior year. The decrease was mainly due to decreases in operating and management expenses, partially offset by increased general and administrative and depreciation expense. Operating expenses decreased primarily due to lower payroll, utility and overall property maintenance expenses during the third quarter of 2008 as compared to the same period of the previous year. Management expense is determined based on a percentage of revenue earned and has decreased due to the lower revenues. General and administrative expenses increased primarily as a result of increased payroll and audit expenses. Depreciation expense was lower in the third quarter of 2007 as a result of an entry made during the third quarter of 2007 to correct an overstatement in depreciation.

COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007.

     Net income decreased by $306,083 to $261,584 for the nine-month period ended September 30, 2008, as compared to the same period in 2007. Revenues decreased by $317,387 to $1,252,950 for the nine-month period ended September 30, 2008 as compared to the same period in 2007. The decrease in revenues is mainly due to decreased rental income during the first nine months of 2008 as compared to the same period in the prior year due to fewer tenants at the Sierra Property, as well as a decrease in interest income from lower interest rates.

     Costs and expenses decreased by $11,304 for the nine-month period ended September 30, 2008, as compared to the same period in the prior year. The decrease was mainly due to decreases in general and administrative expenses, and management expense partially offset by an increase in operating expenses. General and administrative expenses decreased mainly due to decreases in legal, accounting and other professional services fees during the first nine months of 2008 as compared to the same period in the prior year. Management expenses decreased due to the decreases in revenues. Operating expenses increased mainly due to higher commissions, insurance, property taxes, utilities and general maintenance costs associated with the Sierra Property, partially offset by lower payroll expense. Depreciation expense remained relatively unchanged.
                                    -11-



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


ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the Partnership in its periodic reports filed or submitted by the Partnership under the Securities Exchange Act of 1934, as amended ("Exchange Act")is recorded, processed, summarized and reported,within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation,controls and procedures designed to ensure that information required to be disclosed by the Partnership in its periodic reports that are filed under the Exchange Act is accumulated and communicated to our management,including our Principal Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

     Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2008 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange
Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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


                            BIGGEST LITTLE INVESTMENTS L.P.

                            BY: MAXUM LLC
                            Its General Partner


                            BY:     /S/ BEN FARAHI
                                    -------------------
                                        Ben Farahi
                                        Manager

                            DATE:   11/12/2008

                         BIGGEST LITTLE INVESTMENTS, L.P.
                          FORM 10-Q SEPTEMBER 30, 2008


Exhibit Index


Exhibit                                                               Page No.
-------                                                               --------

31.1        Certification pursuant to Section 302 of the Sarbanes-
            Oxley Act of 2002.                                           15

32          Certification pursuant to 18 U.S.C. Section 1350, as
            adopted pursuant to Section 906 of the Sarbanes-Oxley Act
            of 2002.                                                     16

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

                                /s/ BEN FARAHI
                                --------------
                                    Ben Farahi
                                    Manager of the General Partner

                                    Date: 11/12/08

                                                                  EXHIBIT 32

                      BIGGEST LITTLE INVESTMENTS L.P.
                        FORM 10-Q SEPTEMBER 30, 2008

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Biggest Little Investments L.P. (the "Partnership") on Form 10-Q for the fiscal quarter ended September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:  November 12, 2008

    /s/ BEN FARAHI
    --------------
        Ben Farahi
        Manager of the General Partner