Form 10-K
period 2008-12-31
BIGGEST LITTLE INVESTMENTS LP
filed 2009-03-27
CIK 804671

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                    Annual Report Under Section 13 or 15(d) of
                        The Securities Exchange Act of 1934

For the Fiscal Year Ended                                      Commission File
December 31, 2008                                               Number 0-16856

                         BIGGEST LITTLE INVESTMENTS L.P.
       -------------------------------------------------------------------
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

                       UNITS OF LIMITED PARTNERSHIP INTEREST

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                    YES    X                     NO
                         -----                      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Partnership's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ?large accelerated filer,? ?accelerated filer? and ?smaller reporting company? in Rule 12b-2 of the Exchange Act.

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

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------
                                   None



     Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-K to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


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

     As a result of the transactions described above, the General Partner owns 100% of the general partner interests in the Partnership. Western no longer beneficially owns any of the outstanding Units on the date hereof (see ?Recent Events? under Item 6 below). In addition, as of January 1, 2002, the General Partner was appointed as the managing agent at the Sierra Property (as hereinafter defined), replacing an affiliate of RAM Funding, Presidio AGP and the Former LPs.

     The principal executive offices of the Partnership are located at 3650 S. Virginia Street, Unit K2, Reno, Nevada 89502, and the Partnership's telephone number is (775) 825-3355.


Management / Employees

     The Partnership has three employees; two of them work full time, one works part time. The business of the Partnership is managed by the General Partner and its affiliates and agents.


Investments of the Partnership

     The Partnership had an investment in a mortgage loan (the "Sierra Loan") issued in 1989 in the amount of $6,500,000 to a public limited partnership.
On March 3, 2003, the Partnership acquired the deed to the property securing the Sierra Loan, a shopping center commonly known as the Sierra Marketplace located in Reno, Nevada (the "Sierra Property"), in lieu of foreclosing on the Sierra Loan. The Sierra Property consists of approximately 213,000 square feet of net rentable area and occupies 18.67 acres, consisting primarily of two main buildings with spaces for two anchor tenants, with surface parking for approximately 1,100 automobiles. See "Item 2. Description of Property" for a description of the Sierra Property and its tenants.


Competition

     The real estate business is highly competitive and the Sierra Property has active competition for tenants from similar properties in the vicinity. See "Item 6. Management's Discussion and Analysis or Plan of Operation."


Tender Offers

     On January 30, 2009, Mr. Ben Farahi, the Manager of the General Partner but acting in his individual capacity, commenced a tender offer (the "Offer") to purchase up to 25,000 Units at a price of $110 per Unit. The Offer was scheduled to expire on March 20, 2009, but was extended and is currently scheduled to expire on April 9, 2009, unless further extended.

     On December 17, 2007, Mr. Ben Farahi, in his individual capacity, commenced a tender offer (the "Previous Offer") to purchase up to 20,000 Units at a price of $165 per Unit. The Previous Offer was originally scheduled to expire on January 30, 2008. The maximum number of Units to be purchased was increased to 25,000 and the Previous Offer was extended until February 28, 2008, and expired on such date. The Previous Offer resulted in the tender by limited partners, and purchase by Mr. Farahi, of 8,268 Units. Mr. Farahi currently beneficially owns 61,586 Units, constituting approximately 34.0% of the outstanding Units.

     As of March 10, 2009, the Partnership had 180,937 Units outstanding.

ITEM 2. PROPERTY

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


Renovation

     In 2004, the Partnership began renovation efforts in an attempt to maximize the financial viability of the Sierra Property by demolishing and rebuilding part of the Sierra Property (the "Renovation"). As part of the Renovation, a portion of the shopping center was demolished for the purpose of creating a new driveway (and traffic signal) directly between the Sierra Property and the property adjacent to the Sierra Property (the ?Adjacent Property?). The driveway was constructed and put into use on September 30, 2004, and is being shared by, and provides a connection between, the Sierra Property and the Adjacent Property. In January 2004, the Adjacent Property entered into a lease with the Partnership for a 37,368 square foot section of the Sierra Property (including the new driveway). The Adjacent Property pays rent and has a minimum lease term of 15 years at a monthly rent of $25,000, subject to increase every 60 months based on the Consumer Price Index. The Adjacent Property also uses part of the common area of the Sierra Property and pays its proportionate share of the common area expense of the Sierra Property. The Adjacent Property has the option to renew the lease for three five-year terms, and at the end of the extension periods, has the option to purchase the leased section of the Sierra Property at a price to be determined based on an MAI Appraisal. The space being leased by the Adjacent Property provides pedestrian and vehicle access to the Adjacent Property, and the Adjacent Property has use of a portion of the parking spaces at the Sierra Property. The total cost of the project was $2.0 million and the Adjacent Property was responsible for two-thirds of the total cost, or $1.35 million.

     As part of the driveway lease, Monarch Casino & Resort, Inc. (?Monarch?), the owner of the Adjacent Property, has reserved the gaming rights associated with the Sierra Property for the initial five-year term, or until September 30, 2009. Before the end of the initial five-year term, Monarch may purchase an extension of the gaming restriction within the Sierra Property at a price to be determined based on an MAI Appraisal. Monarch has indicated that it will likely purchase such extension. The Partnership believes that such extension has substantial value and will be one of the determining factors in how the Sierra Property will be redeveloped.

     As of March 10, 2009, approximately 27.7% of the Sierra Property's rentable square footage was occupied. The average effective monthly rent is $1.00 per occupied square foot. This does not include the driveway leased to the Adjacent Property.

Lease Expirations

     The following table details the number of tenants, as of March 10, 2009, whose leases will expire over the next ten years and related information:

                                   Total Sq. Ft.    Annual Rent of      % of Gross Annual
               Number of Leases    of Expiring      Expiring Leases     Rent of Expiring
Year           Expiring            Leases           at Current Rates    Leases
----           ----------------    -------------    ----------------    -----------------
2009                  6               10,105            175,292              17.3%
2010                  2                6,376             95,552               9.5%
2011                  1                1,250             30,000               3.0%
2012                  1                7,224             59,598               5.9%
2013 through
 2018                 2                4,098             81,891               8.1%

     In addition, there are seven spaces totaling approximately 17,697 square feet and representing approximately $15,178 in monthly rent that are currently being leased on a month-to-month basis.

     In addition to its driveway lease, the Adjacent Property is currently leasing 16,525 square feet of office and storage space on a month-to-month basis and pays approximately $11,600 per month plus common area maintenance charges.


Depreciation

     Set forth below is a table showing the carrying value, accumulated depreciation and federal tax basis (in thousands) of the Sierra Property as of December 31, 2008:

 Carrying     Accumulated                                   Federal Tax
   Value      Depreciation       Rate          Method          Basis
-----------   ------------     --------     -------------   -----------
 $ 15,268        $2,689        5-30 yrs     Straight Line    $ 13,997


Realty Taxes

     The realty tax rate for the Sierra Property for July 1, 2008 through June 30, 2009, is approximately 3.6463% of assessed value and the real estate taxes to be paid are $267,986.


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


ITEM 3. LEGAL PROCEEDINGS

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     There is no established public trading market for the Units of the Partnership. As of March 10, 2009, there were approximately 1,111 holders of Units owning an aggregate of 180,937 Units (including Units held by affiliates of the General Partner).


ITEM 6. SELECTED FINANCIAL DATA

     Not applicable.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties. The Partnership could be further affected by declining economic conditions as a result of various factors that affect the real estate business including the financial condition of tenants, competition, the ability to lease vacant space within the Sierra Property or renew existing leases, increased operating costs (including insurance costs), and the costs associated with, and results of, the Partnership's plan to renovate and reposition the Sierra Property, as detailed in the filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, is based on management's current expectations and does not take into account the effects of any changes to the Partnership's operations resulting from risks and uncertainties. Accordingly, actual results could differ materially from those projected in the forward-looking statements.

     This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.


Recent Events

     On January 30, 2009, Mr. Ben Farahi, the Manager of the General Partner but acting in his individual capacity, commenced a tender offer (the "Offer") to purchase up to 25,000 Units at a price of $110 per Unit. The Offer was scheduled to expire on March 20, 2009, but was extended and is currently scheduled to expire on April 9, 2009, unless further extended.

     Effective April 1, 2009, Mr. Ben Farahi, in his individual capacity, purchased an aggregate of 2,083 Units from limited partners in a series of open market transactions.

     Effective January 1, 2009, Mr. Ben Farahi, in his individual capacity, purchased an aggregate of 208 Units from limited partners in a series of open market transactions.

     Effective October 1, 2008, Mr. Ben Farahi, in his individual capacity, purchased an aggregate of 1,130 Units from limited partners in a series of open market transactions.

     On September 23, 2008, articles of dissolution were filed with the Secretary of State of the State of Nevada with respect to Western Real Estate Investments, LLC, an affiliate of the General Partner ("Western") and such dissolution was effective as of September 30, 2008. All three members of Western, John Farahi, Bob Farahi and Ben Farahi consented to the dissolution and all signed the dissolution documents. As a result of the dissolution, Western?s 4,596 Units were equally distributed to John Farahi, Bob Farahi and Ben Farahi based on each member?s one-third ownership of Western. Each member received 1,532 Units from the transfer, which was made effective October 1, 2008.

     Effective July 1, 2008, Mr. Farahi, in his individual capacity, purchased 100 Units from a limited partner in an open market transaction.

     On December 17, 2007, Mr. Ben Farahi, in his individual capacity, commenced a tender offer (the "Previous Offer") to purchase up to 20,000 Units at a price of $165 per Unit. The Previous Offer was originally scheduled to expire on January 30, 2008. The maximum number of Units to be purchased was increased to 25,000 and the Previous Offer was extended until February 28, 2008, and expired on such date. The Previous Offer resulted in the tender by limited partners, and purchase by Mr. Farahi, of 8,268 Units.

     On December 15, 2007, the Partnership engaged Commercial Partners of Nevada, LLC (?Commercial Partners?) as listing agent in an attempt to locate and sign tenants for the Sierra Property. Commercial Partners is to receive a commission for any new tenant signing that is based on total net rent commitment.

     Beginning in April 2007, affiliates of the General Partner began leasing office space at the Sierra Property and pay monthly rent of $2,408. The General Partner uses a portion of this office space and participates in such rent payments.

     In March 2007, a vacant space at the Sierra Property was vandalized resulting in damage in excess of $89,000. The Partnership filed an insurance claim on the loss and, in August 2007, received $47,594 in settlement proceeds from the insurance company. The Partnership took an impairment of $83,890 during the third quarter of 2007

The Partnership has increased its security measures at the Sierra Property.


Real Estate Market

     The Partnership's sole fixed asset as of December 31, 2008 was the Sierra Property, which currently has a vacancy rate of approximately 72% based on leasable square footage. There has been substantial development of retail space in the Reno area over the past few years especially in close vicinity to the Sierra Property, which has created substantial competition for the Sierra Property. Also, in the past few years, the Sierra Property has lost all of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms; two of the spaces are currently vacant. The third anchor tenant space was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property, and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property since September 30, 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by the space.

     There can be no assurances that the Partnership's plan to improve the Sierra Property's occupancy will be successful. It is the General Partner?s intention to try to maximize the long term value of the Sierra Property, even if it means sacrificing some short term income. We continue to market the Sierra Property to potential tenants.


Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents increased by $693,990 to $9,433,792 during the year ended December 31, 2008 as compared to December 31, 2007. The increase was due entirely to cash provided by operating activities and interest earned. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses. See "Item 8. Financial Statements - Note 2."


Results of Operations

Comparison of operating results for the year ended December 31, 2008 as compared to December 31, 2007.

     Net income decreased by $561,833 to $234,245 for the year ended December 31, 2008 as compared to 2007. Revenues decreased by $540,308 to $1,554,098 for the year ended December 31, 2008 as compared to the same period in 2007. The decrease in net income is due to the decrease in revenues as well as a $21,525 increase in costs and expenses. The decrease in revenues was primarily due to a decrease in rental income as a result of lower occupancy and rental rates at the Sierra property during 2008 compared to 2007. In addition, the Partnership received less interest income during 2008 as compared to 2007 due to lower prevailing interest rates despite the Partnership?s higher cash balances during the period.

     The increase in costs and expenses in 2008 as compared to 2007 was due to higher operating and depreciation costs, which were partially offset by decreases in general and administrative expenses and management fees. Operating costs increased by $34,375 primarily due to higher property taxes and insurance costs, as well as increased utilities costs and property maintenance expenses. Depreciation expense was higher in 2008 by $22,179 as a result of an entry made during 2007 to correct an overstatement in depreciation. General and administrative expenses decreased by $8,451 mainly due to lower legal and accounting expenses in 2008 as compared to 2007, partially offset by increased payroll expenses. Management fees decreased by $26,578 due to the decrease in rental and interest revenues.

Critical Accounting Policies

     The Partnership's only significant critical accounting policy relates to the evaluation of the fair value of real estate. The Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term and long-term needs of the Partnership, except that the Partnership may need to obtain financing for any future renovation efforts or other capital projects. The Partnership did not incur any impairment charges during 2008.

     See ?Recently Issued Accounting Standards? in Note 2. for a description of recent accounting standards and their effects on the Partnership?s financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership is not subject to market risk as its cash and cash equivalents are invested in short-term money market mutual funds and certificates of deposit. The Partnership has no loans outstanding.

ITEM 8. FINANCIAL STATEMENTS




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Biggest Little Investments, L.P.
We have audited the accompanying balance sheets of Biggest Little Investments, L.P. as of December 31, 2008 and 2007, and the related statements of operation, partners? equity, and cash flows for the years then ended. Biggest Little Investments, L.P.?s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company?s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biggest Little Investments, L.P. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Mark Bailey & Company, Ltd.
Reno, Nevada
March 26, 2009

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS


                                                       December 31,
                                               -------------------------
                                                   2008         2007
                                               ------------ ------------
ASSETS

  Real estate, net............................ $ 12,578,221  $ 13,082,125
  Cash and cash equivalents...................    9,433,792     8,739,802
  Receivables.................................       22,161        22,613
  Prepaid expense.............................        4,266         2,027
                                               ------------  ------------
     Total assets............................. $ 22,038,440  $ 21,846,567
                                               ============  ============

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

    Accounts payable, accrued expenses and
      unclaimed property...................... $     44,355  $     73,417
    Rent prepaid..............................        1,000         4,374
    Tenant deposits...........................       25,283        35,219
                                               ------------  ------------
  Total liabilities...........................       70,638       113,010
                                               ------------  ------------

  Commitments and Contingencies

    Partners' equity

    Limited partners' equity (180,937 units at
     12/31/08 and 12/31/07 issued and
     outstanding).............................   21,405,769    21,177,380
    General partner?s equity..................      562,033       556,177
                                               ------------  ------------
  Total partners' equity......................   21,967,802    21,733,557
                                               ------------  ------------
     Total liabilities and partners' equity... $ 22,038,440  $ 21,846,567
                                               ============  ============



The accompanying Notes to Financial Statements are an integral part of these statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
                           STATEMENTS OF OPERATIONS

                                            Years ended December 31,
                                           ---------------------------
                                               2008           2007
                                           ------------   ------------
Revenues
  Rental income.........................   $  1,326,135   $  1,667,905
  Other income..........................         12,210          6,386
  Interest income.......................        215,753        420,115
                                           ------------   ------------
     Net revenues.......................      1,554,098      2,094,406
                                           ------------   ------------
Costs and Expenses

  Operating expenses....................        574,620        540,245
  General and administrative............        155,119        163,570
  Depreciation..........................        503,904        481,725
  Management fees.......................         86,210        112,788
                                           ------------   ------------
     Total costs and expenses...........      1,319,853      1,298,328
                                           ------------   ------------
     Net income ........................   $    234,245   $    796,078
                                           ============   ============

Net income attributable to:

     Limited partners...................   $    228,389   $    776,176

     General partner....................          5,856         19,902
                                           ------------   ------------
                                           $    234,245   $    796,078
                                           ============   ============


NET INCOME PER UNIT OF LIMITED PARTNERSHIP
    INTEREST                               $       1.26   $       4.29
                                           ============   ============

WEIGHTED AVERAGE UNITS OUTSTANDING              180,937        180,937
                                           ============   ============



The accompanying Notes to Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                     STATEMENTS OF PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2008 AND 2007



                             Limited         General        Total
                            Partners'       Partner?s     Partners'
                              Equity         Equity        Equity
                           ------------   ------------   -----------
Balance, December 31, 2006 $ 20,401,204   $    536,275   $20,937,479
  Net income..............      776,176         19,902       796,078
                           ------------   ------------   -----------
Balance, December 31, 2007   21,177,380        556,177    21,733,557
  Net income..............      228,389          5,856       234,245
                           ------------   ------------   -----------
Balance, December 31, 2008 $ 21,405,769   $    562,033   $21,967,802
                           ============   ============   ===========


The accompanying Notes to Financial Statements are an integral part of these statements.

                      BIGGEST LITTLE INVESTMENTS L.P.
                          STATEMENTS OF CASH FLOWS



                                                Years ended December 31,
                                                -------------------------
                                                    2008          2007
                                                ------------  -----------
Cash flows from operating activities:
  Net income .................................. $    234,245  $   796,078
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation.............................      503,904      481,725
      Loss due to vandalism....................           -        15,000
Changes in assets and liabilities:
      (Increase) decrease in tenant receivables
        and prepaid expense....................       (1,787)         144
      Decrease in accounts payable, accrued
        expenses and other liabilities.........      (42,372)     (26,226)
                                                ------------  -----------
    Net cash provided by
      operating activities.....................      693,990    1,266,721
                                                ------------  -----------

Cash flows from investing activities:
    Cash received from insurance for claims
      settlement...............................           -       208,595
                                                  ----------  -----------
    Cash provided by investing activities......           -       208,595
                                                  ----------  -----------

Net increase in cash...........................      693,990    1,475,316

Cash and cash equivalents, beginning of year...    8,739,802    7,264,486
                                                ------------  -----------
Cash and cash equivalents, end of year......... $  9,433,792  $ 8,739,802
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

     The Partnership had an investment in a mortgage loan (the ?Sierra Loan?) issued in 1989 in the amount of $6,500,000 to a public limited partnership. In March 2003, the Partnership acquired the deed to the property securing the Sierra Loan, a shopping center commonly known as the Sierra Marketplace located in Reno, Nevada (the ?Sierra Property?), in lieu of foreclosing on the Sierra Loan. The Sierra Property consists of approximately 213,000 square feet of net rentable area and occupies 18.67 acres, consisting primarily of two main buildings with spaces for two anchor tenants, with surface parking for approximately 1,100 automobiles. The Sierra Property is approximately 72% vacant.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Provision for Impairment

     Property is stated at cost, less accumulated depreciation. Since acquisition, property has been depreciated principally on a straight-line basis over the estimated service lives as follows:

     Land improvements ...........    5 years
     Buildings ...................   30 years
     Building improvements ....... 5-30 years

     In accordance with Statement of Financial Accounting Standard (?SFAS?) No. 144, ?Accounting for the Impairment and Disposal of Long-Lived Assets,? the Partnership evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. As of December 31, 2008, the Partnership?s only operating asset was the Sierra Property and the Partnership determined that none of its long-lived assets were impaired at such date.

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

Cash and Cash Equivalents

     For the purpose of the statements of cash flows, the Partnership considers all short-term investments, which have original maturities of three months or less to be cash equivalents. Most of the Partnership's cash and cash equivalents are held at one financial institution.

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

Fair Value of Financial Instruments

	The Partnership adopted SFAS No. 157, ?Fair Value Measurements? (?SFAS 157?) as of January 1, 2008. This statement prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

     The implementation of SFAS 157 did not materially affect the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

Net Income Per Unit of Limited Partnership Interest

     Net income per unit of limited partnership interest (each individually a ?Unit? and, together, the ?Units?) is computed based upon the weighted average number of Units outstanding (180,937 Units at December 31, 2008 and 2007) during the year.


Income Taxes

     No provisions have been made for federal, state and local income taxes. Partnership earnings are allocated between the partners in accordance with each partner?s ownership interest and are taxed individually and not at the partnership level.

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

Recently Issued Accounting Standards

     In March 2008, the Financial Accounting Standards Board (?FASB?) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ? an amendment of FASB Statement No. 133 (?SFAS 161?). SFAS 161 seeks to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. As the Partnership does not currently, nor does it plan to engage in transactions involving derivative instruments or hedging activities, the adoption of SFAS 161 is not expected to have an impact on the financial statements.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), ?Business Combinations? (?FAS 141R?). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FAS 141R on our consolidated results of operations and financial condition and plan to adopt it as required in the first quarter of fiscal 2009, if applicable to the Partnership at such time.

     In December 2007, the FASB issued SFAS 160, ?Noncontrolling Interests in Consolidated Financial Statements? (?FAS 160?), an amendment of Accounting Research Bulletin No. 51, ?Consolidated Financial Statements.? FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent?s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FAS 160 on our consolidated results of operations and financial condition and plan to adopt it as required in the first quarter of fiscal 2009, if applicable to the Partnership at such time.


NOTE 3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     On January 30, 2009, Mr. Ben Farahi, the Manager of the General Partner but acting in his individual capacity, commenced a tender offer (the "Offer") to purchase up to 25,000 Units at a price of $110 per Unit. The Offer was scheduled to expire on March 20, 2009, but was extended and is currently scheduled to expire on April 9, 2009, unless further extended.

     Effective October 1, 2008, Mr. Ben Farahi, in his individual capacity, purchased an aggregate of 1,130 Units from limited partners in a series of open market transactions.

     On September 23, 2008, articles of dissolution were filed with the Secretary of State of the State of Nevada with respect to Western Real Estate Investments, LLC, an affiliate of the General Partner (?Western?), and such dissolution was effective as of September 30, 2008. All three members of Western, John Farahi, Bob Farahi and Ben Farahi consented to the dissolution and all signed the dissolution documents. As a result of the dissolution, Western?s 4,596 Units were equally distributed to John Farahi, Bob Farahi and Ben Farahi based on each member?s one-third ownership of Western. Each member received 1,532 Units from the transfer, which was made effective October 1, 2008.

     Effective July 1, 2008, Mr. Farahi, in his individual capacity, purchased 100 Units from a limited partner in an open market transaction.

     On December 17, 2007, Mr. Ben Farahi, acting in his individual capacity, commenced a tender offer (the "Previous Offer") to purchase up to 20,000 Units at a price of $165 per Unit. The Previous Offer was originally scheduled to expire on January 30, 2008. The maximum number of Units to be purchased was increased to 25,000 and the Previous Offer was extended until February 28, 2008, and expired on such date. The Previous Offer resulted in the tender by limited partners, and purchase by Mr. Farahi, of 8,268 Units. Mr. Farahi currently beneficially owns 61,586 Units, constituting approximately 34.0% of the outstanding Units.

     Beginning in April 2007, affiliates of the General Partner began leasing office space at the Sierra Property and pay monthly rent of $2,408. The General Partner uses a portion of this office space and participates in such rent payments.

     In 2004, the Partnership began renovation efforts in an attempt to maximize the financial viability of the Sierra Property (the "Renovation"). As part of the Renovation, a portion of the shopping center previously occupied by an anchor tenant was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and a hotel casino property located next to the Sierra Property (the "Adjacent Property?). The Adjacent Property entered into a lease with the Partnership for a section of the Sierra Property (including the new driveway). The Adjacent Property has a minimum lease term of 15 years at a monthly rent of $25,000, subject to increases every 60 months based on the Consumer Price Index. The Adjacent Property also uses part of the common area of the Sierra Property and pays its proportionate share of the common area expense of the Sierra Property. The Adjacent Property has the option to renew the lease for three five-year terms, and, at the end of the extension periods, has the option to purchase the leased section of the Sierra Property at a price to be determined based on an MAI Appraisal.

     As part of the driveway lease, Monarch Casino & Resort, Inc. (?Monarch?), the owner of the Adjacent Property, has reserved the gaming rights associated with the Sierra Property for the initial five-year term, or until September 30, 2009. Before the end of the initial five-year term, Monarch may purchase an extension of the gaming restriction within the Sierra Property at a price to be determined based on an MAI Appraisal. Monarch has indicated that it will likely purchase such extension. The Partnership believes that such extension has substantial value and will be one of the determining factors in how the Sierra Property will be redeveloped. The Partnership continues to market the Sierra Property to potential tenants.

     In addition to the driveway lease, as of December 31, 2008, the Adjacent Property was leasing, on a month-to-month basis, approximately 3,400 square feet of office space at the Sierra Property and was paying approximately $4,400 per month in rent plus common area expenses for such space.

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

     Ben Farahi, the Manager of the General Partner, was, until May 26, 2006, Co-Chairman of the Board, Chief Financial Officer, Secretary, and Treasurer of Monarch and still owned approximately 12.1% of Monarch?s outstanding common stock as of December 31, 2008.

     The Partnership received $576,666 and $660,762 in rental revenue and common area charges from the Adjacent Property during 2008 and 2007, respectively, for the driveway and the leased spaces.

     Accounting rules define transactions with related parties as transactions which are not arms-length in nature and, therefore, may not represent fair market value.

Compensation of the General Partner

     The General Partner is the manager of the Sierra Property. The General Partner received $86,210 and $112,788 for the years ended December 31, 2008, and 2007, respectively, for such management services; included in these amounts is three percent of the monthly interest earned on the Partnership?s cash in savings and money market accounts, which the Partnership began paying to the General Partner in 2006. Also, pursuant to the Amended LP Agreement, the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including without limitation the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, for the year ended December 31, 2008, the General Partner was allocated $5,856 of income.

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

     The General Partner did not earn any development fees during 2008 or 2007.


NOTE 4. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                December 31,        December 31,
                                    2008                2007
                                ------------        ------------
Land........................... $  3,198,574        $  3,198,574
Building and improvements......   12,069,070          12,387,906
                                ------------        ------------
                                  15,267,644          15,586,480
Impairment.....................           -             (318,836)
                                ------------        ------------
                                  15,267,644          15,267,644
Accumulated depreciation.......   (2,689,423)         (2,185,519)
                                ------------        ------------
                                $ 12,578,221        $ 13,082,125
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

     The aggregate future minimum fixed lease payments receivable under noncancellable leases at December 31, 2008, are as follows:

          2009 .......... $   603,597
          2010 ..........     460,537
          2011 ..........     422,091
          2012 ..........     346,251
          2013 ..........     341,221
          Thereafter ....   1,725,000
                          -----------
                          $ 3,898,697
                          ===========


NOTE 6. RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

     A reconciliation of net income per financial statements to the tax basis of accounting is as follows:

                                         Year ended December 31,
                                       --------------------------
                                            2008         2007
                                       ------------- ------------
Net income per financial statements    $    234,245  $   796,078
Reconciliation of net income per books
  to tax basis accounting:
     Depreciation                           159,979      135,073
     Prepaid rent                            (3,374)      (8,508)
     Other tax adjustments                   (1,143)         961
                                       ------------- ------------
Net income per tax basis               $    389,707  $   923,604
                                       ============= ============


     The differences between the Partnership's net assets per financial statements and tax basis of accounting are as follows:

                                         Year ended December 31,
                                       --------------------------
                                            2008         2007
                                       ------------- ------------
Net assets per financial statements    $ 21,967,802  $ 21,733,557
Reconciliation of net assets per books
  to tax basis accounting:
     Tax basis in property                1,067,195     1,067,195
     Accumulated depreciation               351,638       262,812
     Prepaid rent                             1,000         4,374
Syndication costs                         2,230,944     2,230,944
Other tax adjustments                        10,085        10,085
                                       ------------- ------------
Net assets per tax basis               $ 25,628,664  $ 25,308,967
                                       ============= ============


NOTE 7. LITIGATION

     None.

NOTE 8. SUBSEQUENT EVENTS

     On January 30, 2009, Mr. Ben Farahi, the Manager of the General Partner but acting in his individual capacity, commenced a tender offer (the "Offer") to purchase up to 25,000 Units at a price of $110 per Unit. The Offer was scheduled to expire on March 20, 2009, but was entended and is currently scheduled to expire on April 9, 2009, unless further extended.

     Effective April 1, 2009, Mr. Ben Farahi, in his individual capacity, purchased an aggregate of 2,083 Units from limited partners in a series of open market transactions.

     Effective January 1, 2009, Mr. Ben Farahi, in his individual capacity, purchased an aggregate of 208 Units from limited partners in a series of open market transactions.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the Partnership in its periodic reports filed or submitted by the Partnership under the Securities Exchange Act of 1934, as amended ("Exchange Act")is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Partnership in its periodic reports that are filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

     Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2008 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control?Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

     Additionally, there were no changes in our internal controls that could materially affect the disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls.



                                    -22-
     This annual report does not contain an attestation report of the Partnership?s registered public accounting firm regarding internal control over financial reporting. Management?s report was not subject to attestation by the Partnership?s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management?s report in this annual report.


ITEM 9B. OTHER INFORMATION

     None.

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

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

     Mr. Farahi, age 56, was, until May 26, 2006, Co-Chairman of the Board, Chief Financial Officer, Secretary, and Treasurer of Monarch Casino & Resort, Inc. which, through its wholly-owned subsidiary Golden Road Motor Inn, Inc., a Nevada company, owns and operates the tropically themed Atlantis Casino Resort in Reno, Nevada. Since September 1, 1978, Mr. Farahi has been a partner in Farahi Investment Company, which is involved in real estate investment and development. He also has been a director of the Bank of North Las Vegas since 2006. Mr. Farahi is also the Manager of the General Partner. Mr. Farahi holds a mechanical engineering degree from the University of California at Berkeley and a MBA degree in accounting from the California State University, Hayward.

     Although the Partnership does not have a board of directors or, accordingly, an audit committee, Mr. Farahi, as the managing member of the General Partner, qualifies as a "financial expert" as defined by the Securities and Exchange Commission in accordance with the Sarbanes-Oxley Act of 2002.


ITEM 11. EXECUTIVE COMPENSATION

     Under the Partnership's partnership agreement, the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including without limitation the Partnership's cash flow from operations and disposition proceeds. For the fiscal year ended December 31, 2008, the General Partner was allocated an aggregate of $5,856 of taxable income from the Partnership. See "Item 13. Certain Relationships and Related Transactions, and Director Independence" for information regarding amounts paid to affiliates of the General Partner by the Partnership for services provided by them in fiscal year 2008. The General Partner is the manager of the Sierra Property and received $86,210 in 2008 for such management services; included in these amounts is three percent of the monthly interest earned on the Partnership?s cash in savings and money market accounts, which the Partnership began paying to the General Partner in 2006. Also, pursuant to the Amended LP Agreement, the General Partner may receive development fees from the Partnership but did not earn any such development fees in 2008 or 2007.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     (a)  Security Ownership of Certain Beneficial Owners.

     Except as set forth below, no person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 10, 2009:

                                           Number of         % of
Name of Beneficial owners                  Units Owned       Class
---------------------------------------------------------------------
Ben Farahi(1)                              61,586            34.0%
John Farahi(2)                             30,634(3)         16.9%
Bob Farahi(3)                              30,634(3)         16.9%

       (1) Mr. Ben Farahi's principal business address is 3650 S. Virginia St., Unit K2, Reno, Nevada 89502.
       (2) Mr. John Farahi's principal business address is 3800 S. Virginia St., Reno, Nevada 89502.
       (3) Mr. Bob Farahi?s principal business address is 3650 S. Virginia St., Unit K2, Reno, Nevada 89502.

     (b)  Security Ownership of Management.

     At March 10, 2009, neither the General Partner nor its members, manager or affiliates owned any Units except as indicated in (a) above.

     (c)  Changes in Control.

     There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

     See ?NOTE 3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES? in Item 8.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The General Partner has appointed Mark Bailey & Co., Ltd. (?Mark Bailey & Co.?) as independent auditors to audit the consolidated financial statements of the Partnership for 2009.

Audit Fees. The Partnership has agreed to pay Mark Bailey & Co. audit fees of approximately $21,000 for the year ended December 31, 2008, and paid Mark Bailey & Co. $20,000 in audit fees for the year ended December 31, 2007.

Audit Related Fees. The Partnership has agreed to pay audit related fees in the amount of $12,600 to Mark Bailey & Co. for the year ended December 31, 2008 and paid $12,000 in audit related fees to Mark Bailey & Co. for the year ended December 31, 2007.

Tax Fees. The Partnership has agreed to pay Mark Bailey & Co. fees for tax services of approximately $5,775 for the year ended December 31, 2008, and paid Mark Bailey & Co. $5,500 for tax services for the year ended December 31, 2007.

Other Fees. The Partnership did not pay any other fees to Mark Bailey & Co. for the years ended December 31, 2008 or 2007.


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIGGEST LITTLE INVESTMENTS L.P.

By:  MAXUM LLC
     General Partner


By:  /s/ Ben Farahi                                       Date
     --------------
         Ben Farahi, Manager                              March 26, 2009

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                    Title                   Date

     /s/ Ben Farahi             Manager of                March 26, 2009
     --------------         the General Partner
         Ben Farahi

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

4.

  (A)     Amendment No. 1 to Second Amended and Restated
          Limited Partnership Agreement of Biggest Little
          Investments, L.P. (incorporated by reference to Exhibit 4(A) to the Partnership?s Form 10-KSB filed
          With the Securities and Exchange Commission on March
          25, 2008).

                                     -26-



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

31.       Certification pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002                                        29


                                     -27-



32.       Certification pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.                                       30

                                                                    EXHIBIT 31

   CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ben Farahi, certify that:

     1. I have reviewed this annual report on Form 10-K of Biggest Little Investments L.P.;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and I have:

         a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed, under my supervision, to ensure that material information relating to the Registrant is made known to me, particularly during the period in which this annual report is being prepared:

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

         c) disclosed in this annual report any change in the Registrant's internal control over financial reporting that occurred during the small business issuer's most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting to the Registrant's auditors:

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant?s internal control over financial reporting.



                                          /s/ Ben Farahi
                                          --------------
                                              Ben Farahi
                                              Manager of the General Partner

                                              Date: 3/26/09

                                                                    Exhibit 32

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Biggest Little Investments L.P. (the "Partnership"), on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:  March 26, 2009          /s/ Ben Farahi
                               --------------
                                   Ben Farahi,
                                   Manager of the General Partner

(..continued)