Form 10-Q
period 2009-03-31
BIGGEST LITTLE INVESTMENTS LP
filed 2009-05-14
CIK 804671

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2009


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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    Indicate by check mark whether the Registrant had submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post suck files). YES [X] NO [ ]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ?large accelerated filer,? ?accelerated filer? and ?smaller reporting company? in Rule 12b-2 of the Exchange Act.

      Large accelerated filer Yes [ ] No [X]
      Accelerated filer Yes [ ] No [X]
      Non-accelerated filer (Do not check if a smaller reporting company)
         Yes [ ] No [X]
      Smaller reporting company Yes [X] No [ ]

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]



                       PART I ? FINANCIAL INFORMATION

ITEM 1 ? FINANCIAL STATEMENTS

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS

                                                MARCH 31,        DECEMBER 31,
                                                  2009               2008
                                               (UNAUDITED)
                                              -------------      ------------
ASSETS

  Real estate, net............................ $12,452,245       $12,578,221
  Cash and cash equivalents...................   9,511,945         9,433,792
  Receivables.................................      23,083            22,161
  Prepaid expense.............................      74,032             4,266
                                               -----------       -----------
     Total assets............................. $22,061,305       $22,038,440
                                               ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

     Accounts payable, accrued expenses and
       unclaimed property..................... $    47,945       $    44,355
     Rent prepaid.............................       7,077             1,000
     Tenant deposits..........................      30,283            25,283
                                               -----------       -----------
  Total liabilities...........................      85,305            70,638
                                               -----------       -----------

  Commitments and contingencies

     Partners' equity

     Limited partners' equity (180,937 units
       issued and outstanding at 3/31/09 and
       12/31/08)..............................  21,413,762        21,405,769
     General partner?s equity.................     562,238           562,033
                                               -----------       -----------
  Total partners' equity......................  21,976,000        21,967,802
                                               -----------       -----------
Total liabilities and partners' equity........ $22,061,305       $22,038,440
                                               ===========       ===========


The accompanying Notes to the Financial Statements are an integral part of these statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
                      STATEMENTS OF INCOME (UNAUDITED)


                                                   FOR THE THREE MONTHS ENDED
                                                   --------------------------
                                                     MARCH 31,     MARCH 31,
                                                       2009          2008
                                                   ------------  ------------
Revenues

  Rental income.................................... $   297,234   $   393,019
  Interest income..................................      44,655        76,454
                                                    -----------   -----------
     Total revenues................................     341,889       469,473
                                                    -----------   -----------
Costs and expenses

  Operating expenses...............................     142,618       145,446
  General and administrative.......................      46,220        48,259
  Depreciation.....................................     125,976       125,976
  Management fees..................................      18,877        25,771
                                                    -----------   -----------
     Total costs and expenses......................     333,691       345,452
                                                    -----------   -----------
  Net income....................................... $     8,198   $   124,021
                                                    ===========   ===========



Net income attributable to:

  Limited partners................................. $     7,993   $   120,920

  General partner..................................         205         3,101
                                                    -----------   -----------
                                                    $     8,198   $   124,021
                                                    ===========   ===========

Net income per unit of limited partnership
  interest (180,937 weighted average units
  outstanding for the three months ended March 31,
  2009 and March 31, 2008)......................... $      0.04   $      0.67
                                                    ===========   ===========



The accompanying Notes to the Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                               Limited        General         Total
                              Partners'      Partner?s      Partners'
                               Equity         Equity         Equity
                             -----------    -----------    -----------
Balance ? January 1, 2009    $21,405,769    $   562,033    $21,967,802

  Net income                       7,993            205          8,198
                             -----------    -----------    -----------
Balance ? March 31, 2009     $21,413,762    $   562,238    $21,976,000
                             ===========    ===========    ===========







The accompanying Notes to the Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                  FOR THE THREE MONTHS ENDED
                                                 ----------------------------
                                                   March 31,      March 31,
                                                     2009           2008
                                                 -------------  -------------
Cash flows from operating activities:

Net income...................................... $       8,198  $     124,021

 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation ...............................       125,976        125,976
    (Increase) decrease in tenant receivables...          (922)         2,350
    Increase in prepaid expense.................       (69,766)       (68,277)
    Increase in accounts payable, accrued
     expenses, and other liabilities............        14,667         13,372
                                                 -------------   ------------
   Net cash provided by operating activities....        78,153        197,442
                                                 -------------   ------------

Net increase in cash and cash equivalents.......        78,153        197,442

Cash and cash equivalents, beginning of period..     9,433,792      8,739,802
                                                 -------------   ------------
Cash and cash equivalents, end of period........ $   9,511,945   $  8,937,244
                                                 =============   ============



The accompanying Notes to the Financial Statements are an integral part of these statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 ? INTERIM FINANCIAL INFORMATION

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Biggest Little Investments L.P. (the "Partnership") Annual Report on Form 10-K for the year ended December 31, 2008. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2008, was derived from audited financial statements at such date.

     The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year or for any other period.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Provision for Impairment

     Property is stated at cost, less accumulated depreciation. Since acquisition, property has been depreciated on a straight-line basis over the estimated service lives as follows:

     Land improvements ...........    5 years
     Site work ...................   15 years
     Buildings ...................   30 years
     Building improvements ....... 5-30 years

     In accordance with Statement of Financial Accounting Standard (?SFAS?) No. 144, ?Accounting for the Impairment and Disposal of Long-Lived Assets,? the Partnership evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. As of March 31, 2009, the Partnership?s only operating asset was the Sierra Marketplace Shopping Center located in Reno, Nevada (the "Sierra Property") and the Partnership determined that none of its long-lived assets were impaired as of such date.

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

Cash and Cash Equivalents

     For the purpose of the statements of cash flows, the Partnership considers all short-term investments which have original maturities of three months or less to be cash equivalents. A majority of the Partnership's cash and cash equivalents are held at one financial institution.

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

Fair Value of Financial Instruments

     The Partnership has adopted SFAS No. 157, ?Fair Value Measurements? (?SFAS 157?). This statement prioritizes the inputs used in measuring fair value into the following hierarchy:

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

     Financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried in the financial statements at amounts that approximate fair value at March 31, 2009.

Net Income Per Unit of Limited Partnership Interest

     Net income per unit of limited partnership interest (each individually, a "Unit" and, together, the "Units") is computed based upon the weighted average number of units outstanding (180,937 for the three months ended March 31, 2009 and 2008) during the period then ended.

Income Taxes

     Partnership earnings are allocated between the partners in accordance with each partner?s ownership interest and are taxed individually and not at the partnership level. Correspondingly, no provisions for federal, state and local income taxes are included in the financial statements.

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

Recently Issued Accounting Standards

     In March 2008, the Financial Accounting Standards Board (?FASB?) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ? an amendment of FASB Statement No. 133 (?SFAS 161?). SFAS 161 seeks to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not impact the financial statements.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), ?Business Combinations? (?SFAS 141R?). The standard establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. The standard also establishes what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The standard is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141 as of January 1, 2009 did not have an impact on the financial statements.

     In December 2007, the FASB issued SFAS 160, ?Noncontrolling Interests in Consolidated Financial Statements? (?SFAS 160?), an amendment of Accounting Research Bulletin No. 51, ?Consolidated Financial Statements.? The standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent?s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 as of January 1, 2009 did not have an impact on the financial statements.

NOTE 3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     On January 30, 2009, Mr. Ben Farahi, the Manager of Maxum LLC, the Partnership?s general partner (the ?General Partner?) but acting in his individual capacity, commenced a tender offer (the "Offer") to purchase up to 25,000 Units at a price of $110 per Unit. The Offer was scheduled to expire on March 20, 2009, but was extended until April 9, 2009. The Offer expired on such date and resulted in the tender by limited partners, and purchase by Mr. Farahi, of 3,375 Units. These purchases are being made effective July 1, 2009.

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

     In 2004, the Partnership began renovation efforts in an attempt to maximize the financial viability of the Sierra Property (the "Renovation"). As part of the Renovation, a portion of the shopping center previously occupied by an anchor tenant was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and a hotel casino property located next to the Sierra Property (the "Adjacent Property?). The Adjacent Property entered into a lease with the Partnership for a section of the Sierra Property (including the new driveway). The Adjacent Property has a minimum lease term of 15 years at a monthly rent of $25,000, subject to increases every 60 months based on the Consumer Price Index. The Adjacent Property also uses part of the common area of the Sierra Property and pays its proportionate share of the common area expense of the Sierra Property. The Adjacent Property has the option to renew the lease for three five-year terms and, at the end of the extension periods, has the option to purchase the leased section of the Sierra Property at a price to be determined based on an MAI Appraisal.

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

     In addition to the driveway lease, as of March 31, 2009, the Adjacent Property was leasing, on a month-to-month basis, approximately 16,500 square feet of office and storage space at the Sierra Property and was paying approximately $11,600 per month in rent plus common area expenses for such spaces.

     Ben Farahi, the Manager General Partner, was, until May 26, 2006, Co-Chairman of the Board, Chief Financial Officer, Secretary, and Treasurer of Monarch and still owned approximately 12.1% of Monarch?s outstanding common stock as of March 31, 2009.

     Accounting rules define transactions with related parties as transactions which are not arms-length in nature and, therefore, may not represent fair market value.

Compensation of the General Partner

     The General Partner is the manager of the Sierra Property. The General Partner received $18,877 and $25,771 for the three months ended March 31, 2009 and 2008, respectively, for such management services; included in these amounts is three percent of the monthly interest earned on the Partnership?s cash in savings and money market accounts, which the Partnership began paying to the General Partner in 2006. Also, pursuant to the Partnership's Second Amended and Restated Agreement of Limited Partnership (the ?Amended LP Agreement?), the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, the General Partner was allocated income of $205 for the three months ended March 31, 2009 and income of $3,101 for the three months ended March 31, 2008.

     Also pursuant to the Amended LP Agreement, the General Partner shall receive mortgage placement fees for services rendered in connection with the Partnership?s mortgage loans. These fees may not exceed such compensation customarily charged in arm?s-length transactions by others rendering similar services as an ongoing public activity in the same geographical location for comparable mortgage loans. The General Partner is entitled to certain fees for compensation of services rendered; these include acquisition fees in an amount equal to 2% of the price of such acquired fixed assets, refinancing fees equal to the lesser of 1% of the refinancing proceeds of the related fixed asset or fees which are competitive for similar services in the geographical area where the fixed asset is located, development fees equal to 10% of the total development cost, construction fees equal to 10% of the total cost of development of a fixed asset of the Partnership, and guarantee fees for any guarantees the General Partner may provide in order for the Partnership to secure indebtedness for a fee that is competitive with guarantee fees of similar nature. The General Partner may also be compensated for property management services in amounts to be equal to the lesser of (a) fees which are competitive for similar services in the same geographical area or (b)(i) 5% of the gross revenues with respect to residential properties or (ii) 6% of revenues with respect to industrial and commercial properties or (iii) 1% of gross revenues with respect to industrial and commercial properties which are leased on a long-term net basis (except for a one-time initial leasing fee of 3% of gross revenues). The General Partner may also receive real estate commissions from the Partnership for real estate brokerage services for properties acquired upon foreclosure of mortgage loans or fixed assets of the Partnership, the fees for which shall not exceed the lesser of (i) a percentage of the gross sales price of a fixed asset of the Partnership equal to one-half of brokerage fees which are customary, competitive and reasonable or (ii) 3% of the gross sales price of such fixed asset. Insurance commissions may also be paid to insurance agencies affiliated with the General Partner so long as conditions to the General Partner?s purchase of insurance brokerage services from an affiliate are met. The General Partner did not earn any of the above fees for the fiscal quarters ended March 31, 2009 and 2008.

NOTE 4. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                  March 31, 2009       December 31, 2008
                                ------------------     -----------------
Land...........................    $ 3,198,574            $ 3,198,574
Building and improvements......     12,069,070             12,069,070
                                ------------------     -----------------
                                    15,267,644             15,267,644
                                ------------------     -----------------
Accumulated depreciation.......     (2,815,399)            (2,689,423)
                                ------------------     -----------------
                                    12,452,245             12,578,221
                                ==================     =================

     The land, building and improvements that constitute the Partnership?s fixed assets were acquired in lieu of foreclosure on a mortgage note receivable to the Partnership, which was collateralized by such fixed assets.


ITEM 2 ? MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The matters discussed in this Form 10-Q contain certain forward-looking statements and involve risks and uncertainties. Biggest Little Investments L.P. (the "Partnership") could be affected by declining economic conditions as a result of various factors that affect the real estate business including the financial condition of tenants, competition, the ability to lease vacant space within the Sierra Marketplace Shopping Center (the ?Sierra Property?) or renew existing leases, increased operating costs (including insurance costs), and the costs associated with, and results of, any Partnership plans to renovate and reposition the Sierra Property, as detailed in the filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, is based on management's current expectations and does not take into account the effects of any changes to the Partnership's operations resulting from risks and uncertainties. Accordingly, actual results could differ materially from those projected in the forward-looking statements.

     This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.


Recent Events

     On January 30, 2009, Mr. Ben Farahi, the manager of the General Partner but acting in his individual capacity, commenced a tender offer (the "Offer") to purchase up to 25,000 Units at a price of $110 per Unit. The Offer was scheduled to expire on March 20, 2009, but was extended until April 9, 2009. The Offer expired on such date and resulted in the tender by limited partners, and purchase by Mr. Farahi, of 3,375 Units. These purchases are being made effective July 1, 2009.

     Effective April 1, 2009, Mr. Ben Farahi, in his individual capacity, purchased an aggregate of 2,083 Units from limited partners in a series of open market transactions.

     Effective January 1, 2009, Mr. Ben Farahi, in his individual capacity, purchased an aggregate of 208 Units from limited partners in a series of open market transactions.

Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents increased by $78,153 to $9,511,945 during the three months ended March 31, 2009 as compared to December 31, 2008. The increase was due entirely to cash provided by operating activities and interest earned. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership.

     None of the recently issued accounting standards had an effect on the Partnership?s financial statements.

Real Estate Market

     The Partnership's sole fixed asset as of March 31, 2009, is the Sierra Property, which currently has a vacancy rate of approximately 72% based on leasable square footage. There has been substantial development of retail space in the Reno area over the past few years, which has created substantial competition for the Sierra Property. Also in the past few years, the Sierra Property has lost all three of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms. One of the anchor tenant spaces was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property, and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property since September 30, 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by the space. The other two anchor tenant spaces are vacant.

     There can be no assurances that the Partnership's plan to improve the Sierra Property's occupancy will be successful. It is the General Partner?s intention to try to maximize the long term value of the Sierra Property, even if it means sacrificing some short term income. We continue to market the Sierra Property to potential tenants.

Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2008.

     Net income decreased by $115,823 to $8,198 for the three-month period ended March 31, 2009, as compared to the same period in 2008. Revenues decreased by $127,584 to $341,889 for the quarter ended March 31, 2009 as compared to the same period in 2008. The decrease in revenues is mainly due to decreased rental income during the first quarter of 2009 as compared to the same period in the prior year due to fewer tenants at the Sierra Property, as well as a decrease in interest income from lower interest rates.

     Costs and expenses decreased by $11,761 for the three-month period ended March 31, 2009, as compared to the same period in the prior year. The decrease was due to decreases in operating, general and administrative and management expenses. Operating expenses decreased primarily as a result of lower overall property maintenance expenses during the first quarter of 2009 as compared to the same period of the previous year, partially offset by higher utilities and commission expenses. Management expense is determined based on a percentage of revenue earned and has decreased due to the lower revenues. General and administrative expenses decreased primarily as a result of lower audit expenses partially offset by increases in legal and transfer agent expenses during the 2009 first quarter as compared to the 2008 first quarter. Depreciation expense remained unchanged.

     The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Sierra Property to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term and long-term needs of the Partnership, except that the Partnership may need to obtain financing for any potential renovation and/or redevelopment.

Critical Accounting Policies

     The Partnership's only significant critical accounting policy relates to the evaluation of the fair value of real estate. The Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates. The Partnership did not incur any impairment charges during the first quarter of 2009.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds and certificates of deposit. The Partnership has no loans outstanding.


ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the Partnership in its periodic reports filed or submitted by the Partnership under the Securities Exchange Act of 1934, as amended (the "Exchange Act")is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Partnership in its periodic reports that are filed under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

     Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2009 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in our internal controls that could materially affect the disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls.

                          PART II ? OTHER INFORMATION

ITEM 6 ? EXHIBITS

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


                                               BIGGEST LITTLE INVESTMENTS L.P.

                                               BY: MAXUM LLC
                                                   Its General Partner


                                               BY:     /S/ BEN FARAHI
                                                       -------------------
                                                           Ben Farahi
                                                           Manager


                                               DATE:   05/12/2009

                         BIGGEST LITTLE INVESTMENTS, L.P.
                            FORM 10-Q MARCH 31, 2009


Exhibit Index


Exhibit                                                               Page No.
-------                                                               --------

31.1        Certification pursuant to Section 302 of the Sarbanes-
            Oxley Act of 2002.                                           16

32.1        Certification pursuant to 18 U.S.C. Section 1350, as
            adopted pursuant to Section 906 of the Sarbanes-Oxley Act
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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and I have:

         a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed, under my supervision, to ensure that material information relating to the registrant is made known to me, particularly during the period in which this quarterly report is being prepared:

         b) designed such control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the liability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant?s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the registrant?s internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant?s internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting to the registrant?s auditors and the audit committee of the registrant?s board of directors (or persons performing the equivalent functions):

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

                                /s/ BEN FARAHI
                                --------------
                                    Ben Farahi
                                    Manager of the General Partner

                                    Date: 05/12/09

                                                                  EXHIBIT 32.1

                      BIGGEST LITTLE INVESTMENTS L.P.
                         FORM 10-Q MARCH 31, 2009

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Biggest Little Investments L.P. (the "Partnership") on Form 10-Q for the fiscal quarter ended March 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

     This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended. A signed original of this written statement required by Section 906 has been provided to the Partnership and will be retained by the Partnership and furnished to the Securities and Exchange Commission or its staff upon request.



Date:  May 12, 2009

    /s/ BEN FARAHI
    --------------
        Ben Farahi
        Manager of the General Partner