Form 10-Q
period 2009-06-30
BIGGEST LITTLE INVESTMENTS LP
filed 2009-08-14
CIK 804671

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2009


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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]



                       PART I ? FINANCIAL INFORMATION

ITEM 1 ? FINANCIAL STATEMENTS

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS

                                                JUNE 30,         DECEMBER 31,
                                                  2009               2008
                                               (UNAUDITED)
                                              -------------      ------------
ASSETS

  Real estate, net............................ $12,326,269       $12,578,221
  Cash and cash equivalents...................   9,680,933         9,433,792
  Receivables.................................      16,064            22,161
  Prepaid expense.............................       7,266             4,266
                                               -----------       -----------
     Total assets............................. $22,030,532       $22,038,440
                                               ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

     Accounts payable, accrued expenses and
       unclaimed property..................... $    46,160       $    44,355
     Rent prepaid.............................          -              1,000
     Tenant deposits..........................      32,283            25,283
                                               -----------       -----------
  Total liabilities...........................      78,443            70,638
                                               -----------       -----------

  Commitments and contingencies

     Partners' equity

     Limited partners' equity (180,937 units
       issued and outstanding at 6/30/09 and
       12/31/08)..............................  21,390,449        21,405,769
     General partner?s equity.................     561,640           562,033
                                               -----------       -----------
  Total partners' equity......................  21,952,089        21,967,802
                                               -----------       -----------
Total liabilities and partners' equity........ $22,030,532       $22,038,440
                                               ===========       ===========


The accompanying Notes are an integral part of these Financial Statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
                      STATEMENTS OF INCOME (UNAUDITED)


                                   FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                            --------------------------   ------------------------
                                              JUNE 30,      JUNE 30,       JUNE 30,     JUNE 30,
                                                2009          2008           2009         2008
                                            ------------  ------------   ----------    ----------
Revenues

  Rental income............................ $  285,891    $  359,019     $  583,125    $  752,038
  Interest income..........................     35,348        51,758         80,003       128,212
                                            -----------   -----------    ----------    ----------
     Total revenues........................    321,239       410,777        663,128       880,250
                                            -----------   -----------    ----------    ----------
Costs and expenses

  Operating expenses.......................    162,551       137,060        305,169       282,506
  General and administrative...............     37,264        35,575         84,483        83,834
  Depreciation.............................    125,976       125,976        251,952       251,953
  Management fees..........................     18,360        23,871         37,237        49,641
                                            -----------   -----------    ----------    ----------
     Total costs and expenses..............    344,151       322,482        678,841       667,934
                                            -----------   -----------    ----------    ----------
  Net income............................... $  (22,912)   $   88,295     $  (15,713)   $  212,316
                                            ===========   ===========    ==========    ==========



Net income attributable to:

  Limited partners......................... $  (22,339)   $   86,088     $  (15,320)   $  207,008

  General partner..........................       (573)        2,207           (393)        5,308
                                            -----------   -----------    ----------    ----------
                                            $  (22,912)   $   88,295    $  (15,713)   $  212,316
                                            ===========   ===========    ==========    ==========

Net income per unit of limited partnership
  interest (180,937 weighted average units
  outstanding for the three and six months
  ended June 30, 2009 and 2008)............ $    (0.12)   $     0.48     $    (0.08)   $     1.14
                                            ===========   ===========    ==========    ==========



The accompanying Notes are an integral part of these Financial Statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                               Limited        General         Total
                              Partners'      Partner?s      Partners'
                               Equity         Equity         Equity
                             -----------    -----------    -----------
Balance ? January 1, 2009    $21,405,769    $   562,033    $21,967,802

  Net income                     (15,320)          (393)       (15,713)
                             -----------    -----------    -----------
Balance ? June 30, 2009      $21,390,449    $   561,640    $21,952,089
                             ===========    ===========    ===========







The accompanying Notes are an integral part of these Financial Statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                   FOR THE SIX MONTHS ENDED
                                                 ----------------------------
                                                    June 30,      June 30,
                                                      2009          2008
                                                 -------------  -------------
Cash flows from operating activities:

Net income...................................... $     (15,713) $     212,316

 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation ...............................       251,952        251,953
    Decrease in tenant receivables..............         6,097          8,997
    Increase in prepaid expense.................        (3,000)        (4,087)
    (Decrease) increase in accounts payable,
     accrued expenses, and other liabilities....         7,805        (25,257)
                                                 -------------   ------------
   Net cash provided by operating activities....       247,141        443,922
                                                 -------------   ------------

Net increase in cash and cash equivalents.......       247,141        443,922

Cash and cash equivalents, beginning of period..     9,433,792      8,739,802
                                                 -------------   ------------
Cash and cash equivalents, end of period........ $   9,680,933   $  9,183,724
                                                 =============   ============



The accompanying Notes are an integral part of these Financial Statements.

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

     The results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year or for any other period.


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

     In accordance with Statement of Financial Accounting Standard (?SFAS?) No. 144, ?Accounting for the Impairment and Disposal of Long-Lived Assets,? the Partnership evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. As of June 30, 2009, the Partnership?s only operating asset was the Sierra Marketplace Shopping Center located in Reno, Nevada (the "Sierra Property") and the Partnership determined that none of its long-lived assets were impaired as of such date.

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

Concentration of Credit Risk

     The Partnership maintains cash balances at institutions insured up to $250,000 by the Federal Deposit Insurance Corporation. Balances in excess of amounts required for operations are usually invested in savings and money market accounts, as well as in certificates of deposit. Cash balances exceeded these insured levels during the period. No losses have occurred or are expected due to this risk.

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

     Financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried in the financial statements at amounts that approximated fair value at June 30, 2009.

Net Income Per Unit of Limited Partnership Interest

     Net income per unit of limited partnership interest (each individually, a "Unit" and, together, the "Units") is computed based upon the weighted average number of units outstanding (180,937 for the three and six months ended June 30, 2009 and 2008) during the period then ended.

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

     In December 2007, the FASB issued SFAS 160, ?Non-controlling Interests in Consolidated Financial Statements? (?SFAS 160?), an amendment of Accounting Research Bulletin No. 51, ?Consolidated Financial Statements.? The standard establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent?s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 as of January 1, 2009 did not have an impact on the financial statements.

NOTE 3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     Effective July 1, 2009, Mr. Ben Farahi, the manager of Maxum LLC, the Partnership?s general partner (the ?General Partner?) but acting in his individual capacity, purchased an aggregate of 146 Units from limited partners in various open market transactions. Mr. Farahi purchased an additional 68 Units from limited partners in open market transactions that will be effective October 1, 2009.

     On January 30, 2009, Mr. Ben Farahi, in his individual capacity, commenced a tender offer (the "Offer") to purchase up to 25,000 Units at a price of $110 per Unit. The Offer was scheduled to expire on March 20, 2009, but was extended until April 9, 2009. The Offer expired on such date and resulted in the tender by limited partners, and purchase by Mr. Farahi, of 3,375 Units. These purchases were made effective July 1, 2009.

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

     In addition to the driveway lease, as of June 30, 2009, the Adjacent Property was leasing, on a month-to-month basis, approximately 16,500 square feet of office and storage space at the Sierra Property and was paying approximately $11,600 per month in rent plus common area expenses for such spaces.

     Ben Farahi, the manager of the General Partner, was, until May 26, 2006, Co-Chairman of the Board, Chief Financial Officer, Secretary, and Treasurer of Monarch and still owned approximately 12.1% of Monarch?s outstanding common stock as of June 30, 2009.

     Accounting rules define transactions with related parties as transactions which are not arms-length in nature and, therefore, may not represent fair market value.

Compensation of the General Partner

     The General Partner is the manager of the Sierra Property. The General Partner received $37,237 and $49,641 for the six months ended June 30, 2009 and 2008, respectively, for such management services; included in these amounts is three percent of the monthly interest earned on the Partnership?s cash in savings and money market accounts, which the Partnership began paying to the General Partner in 2006. Also, pursuant to the Partnership's Second Amended and Restated Agreement of Limited Partnership (the ?Amended LP Agreement?), the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, the General Partner was allocated a loss of $393 for the six months ended June 30, 2009 and income of $5,308 for the six months ended June 30, 2008.

     Also pursuant to the Amended LP Agreement, the General Partner shall receive mortgage placement fees for services rendered in connection with the Partnership?s mortgage loans. These fees may not exceed such compensation customarily charged in arm?s-length transactions by others rendering similar services as an ongoing public activity in the same geographical location for comparable mortgage loans. The General Partner is entitled to certain fees for compensation of services rendered.


NOTE 4. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                  June 30, 2009        December 31, 2008
                                ------------------     -----------------
Land...........................    $ 3,198,574            $ 3,198,574
Building and improvements......     12,069,070             12,069,070
                                ------------------     -----------------
                                    15,267,644             15,267,644
                                ------------------     -----------------
Accumulated depreciation.......     (2,941,375)            (2,689,423)
                                ------------------     -----------------
                                    12,326,269             12,578,221
                                ==================     =================


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


Recent Events

     Effective July 1, 2009, Mr. Ben Farahi, the manager of Maxum LLC, the Partnership?s general partner (the ?General Partner?) but acting in his individual capacity, purchased an aggregate of 146 Units from limited partners in various open market transactions. Mr. Farahi purchased an additional 68 Units from limited partners in open market transactions that will be effective October 1, 2009.

     On June 12, 2009, the Second Amended and Restated Agreement of Limited Partnership (the ?LP Agreement?) of the Partnership was amended (the ?Second Amendment?) by consent of a majority of the Partnership?s unit holders. The Second Amendment permits the Partnership to invest in any personal property or other non-real estate assets and to invest in joint ventures, partnerships, firms, corporations or other entities where the Partnership would not have a controlling interest in such entities. Prior to the Second Amendment, the LP Agreement limited the Partnership to investments in mortgage notes or real estate assets and to investing in entities only where it would acquire a controlling interest in such entities.

     The Second Amendment also extended the term of the Partnership to December 31, 2030. Prior to the Second Amendment, the term of the Partnership was scheduled to expire on December 31, 2016.

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


Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents increased by $247,141 to $9,680,933 during the six months ended June 30, 2009 as compared to December 31, 2008. The increase was due entirely to cash provided by operating activities and interest earned. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership.

     None of the recently issued accounting standards had an effect on the Partnership?s financial statements.

Real Estate Market

     The Partnership's sole fixed asset as of June 30, 2009, is the Sierra Property, which currently has a vacancy rate of approximately 72% based on leasable square footage. There has been substantial development of retail space in the Reno area over the past few years, which has created substantial competition for the Sierra Property. In addition, the ongoing softness in the overall economy has hurt the retail sector, thus adding to the difficulty in locating new tenants for the Sierra Property. Also in the past few years, the Sierra Property has lost all three of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms. One of the anchor tenant spaces was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property, and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property since September 30, 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by the space. The other two anchor tenant spaces are vacant.

     There can be no assurances that the Partnership's plan to improve the Sierra Property's occupancy will be successful. It is the General Partner?s intention to try to maximize the long term value of the Sierra Property, even if it means sacrificing some short term income. We continue to market the Sierra Property to potential tenants.


Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008.

     Net income decreased by $111,207 to a net loss of $22,912 for the three-month period ended June 30, 2009, as compared to the same period in 2008. Revenues decreased by $89,538 to $321,239 for the quarter ended June 30, 2009 as compared to the same period in 2008. The decrease in revenues is mainly due to decreased rental income during the second quarter of 2009 as compared to the same period in the prior year due to fewer tenants at the Sierra Property, as well as a decrease in interest income from lower interest rates.

     Costs and expenses increased by $21,669 for the three-month period ended June 30, 2009, as compared to the same period in the prior year. The increase was due to increases in operating and general and administrative expenses, partially offset by lower management expenses. Operating expenses increased primarily as a result of overall property maintenance expenses during the second quarter of 2009 as compared to the same period of the previous year, as well as increases in taxes, insurance and utility expenses. General and administrative expenses increased primarily due to an overall increase in transfer agent expenses during the 2009 second quarter as compared to the 2008 second quarter, partially offset by a decrease in legal and accounting fees. Management expense is determined based on a percentage of revenue earned and has decreased due to the lower revenues. Depreciation expense remained unchanged.


COMPARISON OF OPERATING RESULTS FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008.

     Net income decreased by $228,029 to a net loss of $15,713 for the six-month period ended June 30, 2009, as compared to the same period in 2008. Revenues decreased by $217,122 to $663,128 for the six-month period ended June 30, 2009 as compared to the same period in 2008. The decrease in revenues is mainly due to decreased rental income during the first six months of 2009 as compared to the same period in the prior year due to fewer tenants at the Sierra Property, as well as a decrease in interest income from lower interest rates.

     Costs and expenses increased by $10,907 for the six-month period ended June 30, 2009, as compared to the same period in the prior year. The increase was mainly due to an increase in operating expenses partially offset by a decrease in management expenses. Operating expenses increased mainly due to higher insurance, property taxes, utilities and general maintenance costs associated with the Sierra Property. Management expenses decreased due to the decreases in revenues. General and administrative expenses as well as depreciation expense remained relatively unchanged.

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

Critical Accounting Policies

     The Partnership's only significant critical accounting policy relates to the evaluation of the fair value of real estate. The Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates. The Partnership did not incur any impairment charges during the first six months of 2009.


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

     Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2009 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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


                                     BIGGEST LITTLE INVESTMENTS L.P.

                                     BY: MAXUM LLC
                                         Its General Partner


                                     BY:     /S/ BEN FARAHI
                                             -------------------
                                                 Ben Farahi
                                                 Manager


                                     DATE:   08/14/2009

                         BIGGEST LITTLE INVESTMENTS, L.P.
                            FORM 10-Q JUNE 30, 2009


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

                                /s/ BEN FARAHI
                                --------------
                                    Ben Farahi
                                    Manager of the General Partner

                                    Date: 08/14/09

                                                                  EXHIBIT 32.1

                      BIGGEST LITTLE INVESTMENTS L.P.
                         FORM 10-Q JUNE 30, 2009

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Biggest Little Investments L.P. (the "Partnership") on Form 10-Q for the fiscal quarter ended June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

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



Date:  August 14, 2009

    /s/ BEN FARAHI
    --------------
        Ben Farahi
        Manager of the General Partner