Form 10-Q
period 2009-09-30
BIGGEST LITTLE INVESTMENTS LP
filed 2009-11-12
CIK 804671

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2009


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

     3702 S. VIRGINIA ST. UNIT G2
             RENO, NEVADA                               89502
     -----------------------------                    ----------
        (Address of principal                         (Zip code)
          executive offices)

                 Issuer's telephone number:  (775) 825-3355
                          -------------------------

               3650 S. VIRGINIA ST. UNIT K2 RENO, NEVADA 89502
         ----------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report)


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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]



                       PART I ? FINANCIAL INFORMATION

ITEM 1 ? FINANCIAL STATEMENTS

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS

                                              SEPTEMBER 30,      DECEMBER 31,
                                                  2009               2008
                                               (UNAUDITED)
                                              -------------      ------------
ASSETS

  Real estate, net............................ $12,200,292       $12,578,221
  Cash and cash equivalents...................   9,809,669         9,433,792
  Receivables.................................      17,882            22,161
  Prepaid expense.............................       8,565             4,266
                                               -----------       -----------
     Total assets............................. $22,036,408       $22,038,440
                                               ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

     Accounts payable, accrued expenses and
       unclaimed property..................... $    47,116       $    44,355
     Rent prepaid.............................         100             1,000
     Tenant deposits..........................      22,387            25,283
                                               -----------       -----------
  Total liabilities...........................      69,603            70,638
                                               -----------       -----------

  Commitments and contingencies

     Partners' equity

     Limited partners' equity (180,937 units
       issued and outstanding at 9/30/09 and
       12/31/08)..............................  21,416,980        21,405,769
     Prepaid redemption.......................     (12,495)               -
     General partner?s equity.................     562,320           562,033
                                               -----------       -----------
  Total partners' equity......................  21,966,805        21,967,802
                                               -----------       -----------
Total liabilities and partners' equity........ $22,036,408       $22,038,440
                                               ===========       ===========


The accompanying Notes are an integral part of these Financial Statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
                      STATEMENTS OF INCOME (UNAUDITED)


                                          FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                          --------------------------- ---------------------------
                                          SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                              2009          2008          2009          2008
                                          ------------- ------------- ------------- -------------
Revenues

  Rental income.......................... $    319,249  $    319,567  $    902,374  $  1,071,605
  Interest income........................       32,333        53,133       112,336       181,345
                                          ------------- ------------- ------------- -------------
     Total revenues......................      351,582       372,700     1,014,710     1,252,950
                                          ------------- ------------- ------------- -------------
Costs and expenses

  Operating expenses.....................      143,034       146,914       448,989       430,758
  General and administrative.............       33,722        31,099       118,205       113,595
  Depreciation...........................      125,976       125,976       377,929       377,929
  Management fees........................       20,852        19,442        58,089        69,084
                                          ------------- ------------- ------------- -------------
     Total costs and expenses............      323,584       323,431     1,003,212       991,366
                                          ------------- ------------- ------------- -------------
  Net income............................. $     27,998  $     49,269  $     11,498  $    261,584
                                          ============= ============= ============= =============



Net income attributable to:

  Limited partners....................... $     27,298  $     48,037  $     11,211  $    255,044

  General partner........................          700         1,232           287         6,540
                                          ------------- ------------- ------------- -------------
                                          $     27,998  $     49,269  $     11,498  $    261,584
                                          ============= ============= ============= =============

Net income per unit of limited partnership
 interest (180,937 weighted average units
 outstanding for the three and nine months
 ended September 30, 2009 and 2008).....  $       0.15  $       0.27  $       0.06  $       1.41
                                          ============= ============= ============= =============



The accompanying Notes are an integral part of these Financial Statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                STATEMENT OF PARTNERS' EQUITY (UNAUDITED)


                               Limited                       General        Total
                              Partners'       Prepaid       Partner?s      Partners'
                               Equity       Redemption       Equity         Equity
                             -----------    -----------    -----------    -----------
Balance ? January 1, 2009    $21,405,769    $        -     $   562,033    $21,967,802

  Net income                      11,211             -             287         11,498

  Prepayment for Unit
    Repurchases                       -         (12,495)            -         (12,495)
                             -----------    -----------    -----------    -----------
Balance ? September 30, 2009 $21,416,980    $   (12,495)   $   562,320    $21,966,805
                             ===========    ===========    ===========    ===========







The accompanying Notes are an integral part of these Financial Statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                   FOR THE NINE MONTHS ENDED
                                                 ----------------------------
                                                 September 30,  September 30,
                                                      2009          2008
                                                 -------------  -------------
Cash flows from operating activities:

Net income...................................... $     11,498   $    261,584

 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation ...............................      377,929        377,929
    Decrease in tenant receivables..............        4,279         12,934
    Increase in prepaid expense.................       (4,299)        (9,833)
    Decrease in accounts payable, accrued
      expenses, and other liabilities...........       (1,035)       (32,465)
                                                 -------------   ------------
   Net cash provided by operating activities....      388,372        610,149
                                                 -------------   ------------

Cash flows from financing activities:

Cash used for prepayment of redemption of
   Limited partnership units....................      (12,495)            -
                                                 -------------   ------------
     Net cash used in financing activities......      (12,495)            -
                                                 -------------   ------------



Net increase in cash and cash equivalents.......      375,877        610,149

Cash and cash equivalents, beginning of period..    9,433,792      8,739,802
                                                 -------------   ------------
Cash and cash equivalents, end of period........ $  9,809,669    $ 9,349,951
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

     The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year or for any other period.


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

     In accordance with the Financial Accounting Standards Board (?FASB?) Accounting Standards Codification, the Partnership evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. As of September 30, 2009, the Partnership?s only operating asset was the Sierra Marketplace Shopping Center located in Reno, Nevada (the "Sierra Property") and the Partnership determined that none of its long-lived assets were impaired as of such date.

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

Fair Value of Financial Instruments

     The Partnership uses the following hierarchy to prioritize the inputs used in measuring fair value in accordance with FASB Accounting Standards Codification.

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

     Financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried in the financial statements at amounts that approximated fair value at September 30, 2009.

Net Income Per Unit of Limited Partnership Interest

     Net income per unit of limited partnership interest (each individually, a "Unit" and, together, the "Units") is computed based upon the weighted average number of units outstanding (180,937 for the three and nine months ended September 30, 2009 and 2008) during the period then ended.

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


NOTE 3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     Effective October 1, 2009, Mr. Ben Farahi, the manager of Maxum LLC, the Partnership?s general partner (the ?General Partner?), but acting in his individual capacity, purchased an aggregate of 219 Units from limited partners in various open market transactions.

     Effective July 1, 2009, Mr. Ben Farahi, in his individual capacity, purchased an aggregate of 146 Units from limited partners in various open market transactions.

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

     In 2004, the Partnership began renovation efforts in an attempt to maximize the financial viability of the Sierra Property (the "Renovation"). As part of the Renovation, a portion of the shopping center previously occupied by an anchor tenant was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and a hotel casino property located next to the Sierra Property (the "Adjacent Property?). The Adjacent Property entered into a lease with the Partnership for a section of the Sierra Property (including the new driveway). The Adjacent Property has a minimum lease term of 15 years at a monthly rent of $25,000, subject to increases every 60 months based on the Consumer Price Index. Such an increase became effective on September 30, 2009, and the Adjacent Property now pays monthly rent of approximately $28,400. The Adjacent Property also uses part of the common area of the Sierra Property and pays its proportionate share of the common area expense of the Sierra Property. The Adjacent Property has the option to renew the lease for three five-year terms and, at the end of the extension periods, has the option to purchase the leased section of the Sierra Property at a price to be determined based on an MAI Appraisal.

     As part of the driveway lease, Monarch Casino & Resort, Inc. (?Monarch?), the owner of the Adjacent Property, had reserved the gaming rights associated with the Sierra Property for the initial five-year term, or until September 30, 2009. Before the end of the initial five-year term, Monarch had the option to purchase an extension of the gaming restriction within the Sierra Property at a price to be determined based on an MAI Appraisal. On August 13, 2009, Monarch notified the Partnership that it would not purchase such extension.

     The Partnership continues to market the Sierra Property to potential tenants.

     In addition to the driveway lease, as of September 30, 2009, the Adjacent Property was leasing, on a month-to-month basis, approximately 16,500 square feet of office and storage space at the Sierra Property and was paying approximately $11,600 per month in rent plus common area expenses for such spaces. The Adjacent Property has notified the Partnership that it will vacate approximately 13,125 square feet of storage space effective November 6, 2009.

     Ben Farahi, the manager of the General Partner, was, until May 26, 2006, Co-Chairman of the Board, Chief Financial Officer, Secretary, and Treasurer of Monarch and still owned approximately 12.1% of Monarch?s outstanding common stock as of September 30, 2009.

     Accounting rules define transactions with related parties as transactions which are not arms-length in nature and, therefore, may not represent fair market value.

Compensation of the General Partner

     The General Partner is the manager of the Sierra Property. The General Partner received $58,089 and $69,084 for the nine months ended September 30, 2009 and 2008, respectively, for such management services; included in these amounts is three percent of the monthly interest earned on the Partnership?s cash in savings and money market accounts, which the Partnership began paying to the General Partner in 2006. Also, pursuant to the Partnership's Second Amended and Restated Agreement of Limited Partnership (the ?Amended LP Agreement?), the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, the General Partner was allocated income of $287 for the nine months ended September 30, 2009 and income of $6,540 for the nine months ended September 30, 2008.

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

NOTE 4. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                September 30, 2009     December 31, 2008
                                ------------------     -----------------
Land........................... $       3,198,574      $      3,198,574
Building and improvements......        12,069,070            12,069,070
                                ------------------     -----------------
                                       15,267,644            15,267,644
                                ------------------     -----------------
Accumulated depreciation.......        (3,067,352)           (2,689,423)
                                ------------------     -----------------
                                $      12,200,292      $     12,578,221
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

     Maxum LLC is the Partnership?s general partner (the ?General Partner?).

     This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Recent Events

     On December 15, 2007, the Partnership signed a listing agreement with Commercial Partners of Nevada, LLC (?Commercial Partners?) in an attempt to locate and sign tenants for the Sierra Property. Such listing agreement will expire on November 14, 2009, and the Partnership does not intend to renew this agremeent with Commercial Partners.

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership?s limited partners to sell their units of limited partnership interest in the Partnership (the ?Units?) back to the Partnership (the ?Redemption Offer?). The Partnership may repurchase whole Units only, at a price reasonably determined by the General Partner based on market considerations. Units repurchased by the Partnership under the Rdemption Offer will be canceled, and will have the status of authorized but unissued Units. The Partnership will effect all repurchases on the first day of the following calendar year after its receipt of a repurchase request. The Partnership's obligation to repurchase any Units under the Redemption Offer is conditioned upon its having sufficient funds available to complete the repurchase. The Partnership will use any operating funds as the General Partner, in its sole discretion, may reserve for the purpose of funding the Redemption Offer. The Redemption Offer will be in effect for a 12-month period, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Rdemption Offer in its sole discretion. As of September 30, 2009, an aggregate of 119 Units had been sold back to the Partnership pursuant to the Redemption Offer.

     In 2004, the Partnership began renovation efforts in an attempt to maximize the financial viability of the Sierra Property (the "Renovation"). As part of the Renovation, a portion of the shopping center previously occupied by an anchor tenant was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and a hotel casino property located next to the Sierra Property (the "Adjacent Property?). The Adjacent Property entered into a lease with the Partnership for a section of the Sierra Property (including the new driveway). The Adjacent Property has a minimum lease term of 15 years at a monthly rent of $25,000, subject to increases every 60 months based on the Consumer Price Index. Such an increase became effective on September 30, 2009, and the Adjacent Property now pays monthly rent of approximately $28,400. The Adjacent Property also uses part of the common area of the Sierra Property and pays its proportionate share of the common area expense of the Sierra Property. The Adjacent Property has the option to renew the lease for three five-year terms and, at the end of the extension periods, has the option to purchase the leased section of the Sierra Property at a price to be determined based on an MAI Appraisal.

     As part of the driveway lease, Monarch Casino & Resort, Inc. (?Monarch?), the owner of the Adjacent Property, had reserved the gaming rights associated with the Sierra Property for the initial five-year term, or until September 30, 2009. Before the end of the initial five-year term, Monarch had the option to purchase an extension of the gaming restriction within the Sierra Property at a price to be determined based on an MAI Appraisal. On August 13, 2009, Monarch notified the Partnership that it would not purchase such extension. The Partnership continues to market the Sierra Property to potential tenants.

     Effective October 1, 2009, Mr. Ben Farahi, the manager of the General Partner, but acting in his individual capacity, purchased an aggregate of 219 Units from limited partners in various open market transactions.

     Effective July 1, 2009, Mr. Ben Farahi, in his individual capacity, purchased an aggregate of 146 Units from limited partners in various open market transactions.

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


Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents increased by $375,877 to $9,809,669 during the nine months ended September 30, 2009 as compared to December 31, 2008. The increase was due to cash provided by operating activities and interest earned, partially reduced by prepayments to limited partners who had sold their Units back to the Partnership pursuant to the Redemption Offer. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership.

     None of the recently issued accounting standards had an effect on the Partnership?s financial statements.


Real Estate Market

     The Partnership's sole fixed asset as of September 30, 2009, is the Sierra Property, which currently has a vacancy rate of approximately 72% based on leasable square footage. There has been substantial development of retail space in the Reno area over the past few years, which has created substantial competition for the Sierra Property. In addition, the ongoing softness in the overall economy has hurt the retail sector, thus adding to the difficulty in locating new tenants for the Sierra Property. Also in the past few years, the Sierra Property has lost all three of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms. One of the anchor tenant spaces was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property, and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property since September 30, 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by the space. The other two anchor tenant spaces are vacant.

     There can be no assurances that the Partnership's plan to improve the Sierra Property's occupancy will be successful.


Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008.

     Net income decreased by $21,271 to $27,998 for the three-month period ended September 30, 2009, as compared to the same period in 2008. Revenues decreased by $21,118 to $351,582 for the quarter ended September 30, 2009 as compared to the same period in 2008. The decrease in revenues is mainly due to decreased interest income during the third quarter of 2009 as compared to the same period in the prior year due to lower interest rates.

     Costs and expenses remained relatively unchanged for the three-month period ended September 30, 2009, as compared to the same period in the prior year.

COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008.

     Net income decreased by $250,086 to $11,498 for the nine-month period ended September 30, 2009, as compared to the same period in 2008. Revenues decreased by $238,240 to $1,014,710 for the nine-month period ended September 30, 2009 as compared to the same period in 2008. The decrease in revenues is mainly due to decreased rental income during the first nine months of 2009 as compared to the same period in the prior year due to fewer tenants at the Sierra Property, as well as a decrease in interest income from lower interest rates.

     Costs and expenses increased by $11,846 for the nine-month period ended September 30, 2009, as compared to the same period in the prior year. The increase was mainly due to increases in operating and general and administrative expenses partially offset by a decrease in management fees. Operating expenses increased mainly due to costs associated with our increased efforts to maintain the Sierra Property. General and administrative expenses increased primarily as a result of increased transfer agent expenses which were partially offset by a decrease in audit fees. Management expenses decreased due to the decreases in revenues. Depreciation expense remained unchanged.

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


Critical Accounting Policies

     The Partnership's only significant critical accounting policy relates to the evaluation of the fair value of real estate. The Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates. The Partnership did not incur any impairment charges during the first nine months of 2009.


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

     Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2009 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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


                                     BIGGEST LITTLE INVESTMENTS L.P.

                                     BY: MAXUM LLC
                                         Its General Partner


                                     BY:     /S/ BEN FARAHI
                                             -------------------
                                                 Ben Farahi
                                                 Manager


                                     DATE:   11/12/2009

                         BIGGEST LITTLE INVESTMENTS, L.P.
                           FORM 10-Q SEPTEMBER 30, 2009


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

                                /s/ BEN FARAHI
                                --------------
                                    Ben Farahi
                                    Manager of the General Partner

                                    Date: 11/12/09

                                                                  EXHIBIT 32.1

                      BIGGEST LITTLE INVESTMENTS L.P.
                       FORM 10-Q SEPTEMBER 30, 2009

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Biggest Little Investments L.P. (the "Partnership") on Form 10-Q for the fiscal quarter ended September 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

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



Date:  November 12, 2009

    /s/ BEN FARAHI
    --------------
        Ben Farahi
        Manager of the General Partner