Form 10-K
period 2009-12-31
BIGGEST LITTLE INVESTMENTS LP
filed 2010-03-19
CIK 804671

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                    Annual Report Under Section 13 or 15(d) of
                        The Securities Exchange Act of 1934

For the Fiscal Year Ended                                      Commission File
December 31, 2009                                               Number 0-16856

                         BIGGEST LITTLE INVESTMENTS L.P.
       -------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Its Charter)

	           DELAWARE                                              13-3368726
---------------------------------                           ------------------
-
 (State or Other Jurisdiction of                               (IRS Employer
  Incorporation or Organization)                            Identification
No.)


3702 S. VIRGINIA ST., UNIT G2, RENO, NEVADA                        89502
-------------------------------------------                   ----------------
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

                       UNITS OF LIMITED PARTNERSHIP INTEREST

     Indicate by check mark if the Registrant is a well-known seasoned issuer,
as defined by Rule 405 of the Securities Act.    Yes ___  No _X_

     Indicate by check mark if the Registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.    Yes ___  No _X_

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                    YES    X                     NO
                          -----                      -----

     Indicate by check mark whether the Registrant had submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ?large accelerated filer,? ?accelerated filer? and ?smaller reporting company? in Rule 12b-2 of the Exchange Act.

      Large accelerated filer Yes [ ] No [X]
      Accelerated filer Yes [ ] No [X]
      Non-accelerated filer (Do not check if a smaller reporting company)
         Yes [ ] No [X]
      Smaller reporting company Yes [X] No [ ]

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]


     There is no public market for the Limited Partnership Units. Accordingly, information with respect to the aggregate market value of Limited Partnership Units held by non-affiliates of the Partnership has not been supplied.

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


                                   PART I

ITEM 1. BUSINESS

General

     Biggest Little Investments, L.P. (the "Partnership"), formerly Resources Accrued Mortgage Investors 2, L.P., Resources Accrued Mortgage Investors L.P. Series 87 and Resources Accrued Mortgage Investors L.P. Series 88, was organized as a Delaware limited partnership on August 14, 1986. Until January 1, 2002, the general partners of the Partnership were RAM Funding, Inc. ("RAM Funding") and Presidio AGP Corp. ("Presidio AGP"). Effective January 1, 2002, the managing general partner interest and the associate general partner interest were acquired by Maxum LLC, a Nevada limited liability company (the "General Partner"). See "Change in Control" below. On October 8, 2003, the Partnership received consents from the holders of a majority of its outstanding units of limited partnership interest ("Units") to adopt the Partnership's Second Amended and Restated Agreement of Limited Partnership (the "Amended LP Agreement"). Pursuant to the Amended LP Agreement, the Partnership was renamed "Biggest Little Investments, L.P." In addition, the Amended LP Agreement provides the Partnership with the ability to leverage its property in an effort to increase the value of the Partnership, to purchase additional real estate for investment and/or development and to make or acquire additional mortgage loans or short-term loans, as well as to reinvest operating income and proceeds from the sale or refinancing of its properties or the disposition of its mortgage loans. Finally, the Amended LP Agreement permits the Partnership to repurchase Units from the limited partners. On June 12, 2009, the Amended LP Agreement was amended to permit the Partnership to invest in any personal property or other non-real estate assets and to invest in joint ventures, partnerships, firms, corporations or other entities where the Partnership would not have a controlling interest in such entities.

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

     Effective October 1, 2008, Western was dissolved and, as a result of the dissolution, Western?s remaining Units were equally distributed to its three members based on each member?s one-third ownership of Western. Thus, Western no longer beneficially owns any of the outstanding Units.

     On June 12, 2009, the Amended LP Agreement was amended (the ?Second Amendment?) by consent of Messrs. Ben and Bahram Farahi, who hold a majority of the Partnership?s outstanding Units. Ben Farahi is the manager of the General Partner, and Bahram Farahi is Ben Farahi's brother. The Second Amendment permits the Partnership to invest in any personal property or other non-real estate assets and to invest in joint ventures, partnerships, firms, corporations or other entities where the Partnership would not have a controlling interest in such entities. Prior to the Second Amendment, the Amended LP Agreement limited the Partnership to investments in mortgage notes or real estate assets and to investing in entities only where it would acquire a controlling interest in such entities.

     The Second Amendment also extended the term of the Partnership to December 31, 2030. Prior to the Second Amendment, the term of the Partnership was scheduled to expire on December 31, 2016.

     The principal executive offices of the Partnership are located at 3702 S. Virginia Street, Unit G2, Reno, Nevada 89502, and the Partnership's telephone number is (775) 825-3355.

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

Competition

     The real estate business is highly competitive and the Sierra Property has active competition for tenants from similar properties in the vicinity. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

Tender Offers and Redemptions

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership?s limited partners to sell their Units back to the Partnership (the ?Redemption Offer?). The Partnership may repurchase whole Units only, at a price reasonably determined by the General Partner based on market considerations. Units repurchased by the Partnership under the Redemption Offer will be canceled, and will have the status of authorized but unissued Units. The Partnership will effect all repurchases on the first day of the following calendar year after its receipt of a repurchase request. The Partnership's obligation to repurchase any Units under the Redemption Offer is conditioned upon it having sufficient funds available to complete the repurchase. The Partnership will use any operating funds as the General Partner, in its sole discretion, may reserve for the purpose of funding the Redemption Offer. The Redemption Offer will be in effect for a 12-month period, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Redemption Offer in its sole discretion. As of March 10, 2010, an aggregate of 1,616 Units have been repurchased by the Partnership at an approximate average price of $101.60 per Unit pursuant to the Redemption Offer.

     On January 30, 2009, Mr. Ben Farahi, Manager of the General Partner but acting in his individual capacity, commenced a tender offer (the "Offer") to purchase up to 25,000 Units at a price of $110 per Unit. The Offer was scheduled to expire on March 20, 2009, but was extended until April 9, 2009. The Offer expired on such date and resulted in the tender by limited partners, and purchase by Mr. Farahi, of 3,375 Units. These purchases were made effective July 1, 2009.

     As of March 10, 2010, the Partnership had 179,321 Units outstanding.


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

     On February 19, 2010, the Reno Transportation Commission (the ?RTC?) formally decided to proceed with plans for widening a section of Moana Lane, a main thoroughfare in Reno on which the Sierra Property is located. The widening will expand Moana Lane from four to six lanes and a portion of the Sierra Property will need to be acquired by the RTC as part of the widening project. The RTC has not yet completed its final design of the project. The preliminary design shows the taking of approximately 26,400 square feet of the Sierra Property?s approximately 813,300 square feet of land, and some of the Sierra Property?s buildings will be impacted. Management of the Partnership believes that it will be a number of months before a formal offer is made by the RTC for the taking/acquisition of the portion of the Sierra Property.

Tenants of the Sierra Property

     The Sierra Property is in need of several new tenants, including anchor tenants. Over the past few years, the Sierra Property has lost all of its original anchor tenants and due, in part, to extensive competition for tenants, has not been able to sign new anchor tenants to similar lease terms.

     On November 14, 2009, the Partnership?s leasing brokerage agreement with Commercial Partners of Nevada, LLC expired and was not renewed. On November 18, 2009, the Partnership entered into a leasing brokerage agreement with NAI Alliance which terminates on August 1, 2010, in an attempt to locate and sign tenants for the Sierra Property.

Renovation

     In 2004, the Partnership began renovation efforts in an attempt to maximize the financial viability of the Sierra Property by demolishing and rebuilding part of the Sierra Property (the "Renovation"). As part of the Renovation, a portion of the shopping center previously occupied by an anchor tenant was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and a hotel casino property adjacent to the Sierra Property (the ?Adjacent Property?). The driveway was constructed and put into use on September 30, 2004, and is being shared by, and provides a connection between, the Sierra Property and the Adjacent Property. In January 2004, the Adjacent Property entered into a lease with the Partnership for a 37,368 square foot section of the Sierra Property (including the new driveway). The Adjacent Property has a minimum lease term of 15 years at a current monthly rent of approximately $28,400, subject to increase every 60 months based on the Consumer Price Index. The Adjacent Property also uses part of the common area of the Sierra Property and pays its proportionate share of the common area expense of the Sierra Property. The Adjacent Property has the option to renew the lease for three five-year terms, and at the end of the extension periods, has the option to purchase the leased section of the Sierra Property at a price to be determined based on an MAI Appraisal. The space being leased by the Adjacent Property provides pedestrian and vehicle access to the Adjacent Property, and the Adjacent Property has use of a portion of the parking spaces at the Sierra Property.

     As part of the driveway lease, Monarch Casino & Resort, Inc. (?Monarch?), the owner of the Adjacent Property, reserved the gaming rights associated with the Sierra Property for the initial five-year term, or until September 30, 2009. Before the end of the initial five-year term, Monarch had the option to purchase an extension of the gaming restriction within the Sierra Property at a price to be determined based on an MAI Appraisal. On August 13, 2009, Monarch notified the Partnership that it would not purchase such extension.

     As of March 10, 2010, approximately 19.7% of the Sierra Property's rentable square footage was occupied. The average effective monthly rent is $1.00 per occupied square foot. This does not include the driveway leased to the Adjacent Property.


Lease Expirations

     The following table details the number of tenants, as of March 10, 2010, whose leases will expire over the next ten years and related information:

                                     Total Sq. Ft.    Annual Rent of      % of Gross
Annual
                 Number of Leases    of Expiring      Expiring Leases     Rent of
Expiring
Year             Expiring            Leases           at Current Rates    Leases
----             ----------------    -------------    ----------------    ---------------
--
2010                    5                8,155            121,112              14.3%
2011                    2                2,000             42,150               5.0%
2012                    1                7,224             59,598               7.0%
2013                    1                2,098             41,152               4.9%
2014 through 2019       1                2,125             41,386               4.9%

     In addition, there are eight spaces totaling approximately 20,500 square feet and representing approximately $16,700 in monthly rent that are currently being leased on a month-to-month basis.

     In addition to its driveway lease, the Adjacent Property is currently leasing 3,400 square feet of office space on a month-to-month basis and pays approximately $4,400 per month plus common area maintenance charges.


Depreciation

     Set forth below is a table showing the carrying value, accumulated depreciation and federal tax basis (in thousands) of the Sierra Property as of December 31, 2010:

 Carrying     Accumulated                                   Federal Tax
   Value      Depreciation       Rate          Method          Basis
-----------   ------------     --------     -------------   -----------
 $ 15,268        $3,164        5-30 yrs     Straight Line    $ 13,656


Realty Taxes

     The realty tax rate for the Sierra Property for July 1, 2009 through June 30, 2010, is approximately 3.6462% of assessed value and the real estate taxes to be paid are $251,597.

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

Other Investments

     Per the Second Amendment, the Partnership may purchase, exchange, acquire, lease, own, encumber, use, lend, borrow, operate, service, maintain, develop, convey and otherwise dispose of and sell, handle, trade, deal in and invest in any personal property or other non-real estate assets (whether tangible or intangible), choses in action or any interest therein, including, without limitation, (i) participations in loans and other financial accommodations, whether secured by real estate, other assets or unsecured and
(ii) joint ventures, partnerships, firms, corporations or entities, whether public, governmental or private, and whether the Partnership would have a controlling interest therein or not.


ITEM 3. LEGAL PROCEEDINGS

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     There is no established public trading market for the Units of the Partnership. As of March 10, 2010, there were approximately 986 holders of Units owning an aggregate of 179,321 Units (including Units held by affiliates of the General Partner).


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

Recent Events

     On February 19, 2010, the Reno Transportation Commission (the ?RTC?) formally decided to proceed with plans for widening a section of Moana Lane, a main thoroughfare in Reno on which the Sierra Property is located. The widening will expand Moana Lane from four to six lanes and a portion of the Sierra Property will need to be acquired by the RTC as part of the widening project. The RTC has not yet completed its final design of the project. The preliminary design shows the taking of approximately 26,400 square feet of the Sierra Property?s approximately 813,300 square feet of land, and some of the Sierra Property?s buildings will be impacted. Management of the Partnership believes that it will be a number of months before a formal offer is made by the RTC for the taking/acquisition of the portion of the Sierra Property.

     On November 14, 2009, the Partnership?s leasing brokerage agreement with Commercial Partners of Nevada, LLC expired and was not renewed. On November 18, 2009, the Partnership entered into a leasing brokerage agreement with NAI Alliance which terminates on August 1, 2010, in an attempt to locate and sign tenants for the Sierra Property.

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership?s limited partners to sell their Units back to the Partnership (the ?Redemption Offer?). The Partnership may repurchase whole Units only, at a price reasonably determined by the General Partner based on market considerations. Units repurchased by the Partnership under the Redemption Offer will be canceled, and will have the status of authorized but unissued Units. The Partnership will effect all repurchases on the first day of the following calendar year after its receipt of a repurchase request. The Partnership's obligation to repurchase any Units under the Redemption Offer is conditioned upon it having sufficient funds available to complete the repurchase. The Partnership will use any operating funds as the General Partner, in its sole discretion, may reserve for the purpose of funding the Redemption Offer. The Redemption Offer will be in effect for a 12-month period, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Redemption Offer in its sole discretion. As of March 10, 2010, an aggregate of 1,616 Units have been repurchased by the Partnership at an approximate average price of $101.60 per Unit pursuant to the Redemption Offer.

     On June 12, 2009, the Amended LP Agreement was amended (the ?Second Amendment?) by consent of Messrs. Ben and Bahram Farahi, who hold a majority of the Partnership?s outstanding Units. Ben Farahi is the manager of the General Partner, and Bahram Farahi is Ben Farahi's brother. The Second Amendment permits the Partnership to invest in any personal property or other non-real estate assets and to invest in joint ventures, partnerships, firms, corporations or other entities where the Partnership would not have a controlling interest in such entities. Prior to the Second Amendment, the Amended LP Agreement limited the Partnership to investments in mortgage notes or real estate assets and to investing in entities only where it would acquire a controlling interest in such entities. The Second Amendment also extended the term of the Partnership to December 31, 2030. Prior to the Second Amendment, the term of the Partnership was scheduled to expire on December 31, 2016.

     Effective October 1, 2009, Mr. Ben Farahi, in his individual capacity, purchased an aggregate of 219 Units from limited partners in various open market transactions.

     Effective July 1, 2009, Mr. Ben Farahi, in his individual capacity, purchased an aggregate of 146 Units from limited partners in various open market transactions.

Real Estate Market

     The Partnership's sole fixed asset as of December 31, 2009 was the Sierra Property, which currently has a vacancy rate of approximately 80% based on leasable square footage. There has been substantial development of retail space in the Reno area over the past few years especially in close vicinity to the Sierra Property, which has created substantial competition for the Sierra Property. In addition, the ongoing softness in the overall economy has hurt the retail sector, thus adding to the difficulty in locating new tenants for the Sierra Property. Also, in the past few years, the Sierra Property has lost all of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms; two of the spaces are currently vacant. The third anchor tenant space was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property, and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property since September 30, 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by the space.

     There can be no assurances that the Partnership's efforts to increase the Sierra Property's occupancy will be successful.

Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents increased by $288,448 to $9,722,240 during the year ended December 31, 2009 as compared to December 31, 2008. The increase was due to cash provided by operating activities and interest earned, partially offset by cash used to redeem Units purchased pursuant to the Redemption Offer. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses. See "Item 8. Financial Statements -
Note 2."

Results of Operations

Comparison of operating results for the year ended December 31, 2009 as compared to December 31, 2008.

     Net income decreased by $291,104 to a loss of $56,859 for the year ended December 31, 2009 as compared to 2008. Revenues decreased by $247,965 to $1,306,133 for the year ended December 31, 2009 as compared to the same period in 2008. The decrease in net income is due to the decrease in revenues as well as a $43,141 increase in costs and expenses. The decrease in revenues was primarily due to a decrease in rental income as a result of lower occupancy at the Sierra Property during 2009 compared to 2008. In addition, the Partnership received less interest income during 2009 as compared to 2008 due to lower prevailing interest rates despite the Partnership?s higher cash balances during the period.

    The increase in costs and expenses in 2009 as compared to 2008 was due to higher operating and general and administrative costs, partially offset by decreases in depreciation expense and management fees. Operating costs increased by $61,419 primarily due to costs associated with our increased efforts to maintain the Sierra Property that were partially offset by lower utilities costs. General and administrative expense was higher in 2009 by $22,820 as a result of increased transfer agent fees and bad debt expense. Depreciation expense decreased by $29,130 as some of the Partnership?s assets had fully depreciated during 2009. Management fees decreased by $11,968 due to the decrease in rental and interest revenues.

Critical Accounting Policies

     The Partnership's only significant critical accounting policy relates to the evaluation of the fair value of real estate. The Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term and long-term needs of the Partnership, except that the Partnership may need to obtain financing for any future renovation efforts or other capital projects. The Partnership did not incur any impairment charges during 2009.

     See ?Recently Issued Accounting Standards? in Note 2. for a description of recent accounting standards and their effects on the Partnership?s financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership is not subject to market risk as its cash and cash equivalents are invested in short-term money market accounts and certificates of deposit. The Partnership has no loans outstanding.

ITEM 8. FINANCIAL STATEMENTS




          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Biggest Little Investments, L.P.

We have audited the accompanying balance sheets of Biggest Little Investments, L.P. as of December 31, 2009 and 2008, and the related statements of operations, partners? equity, and cash flows for the years then ended. Biggest Little Investments, L.P.?s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biggest Little Investments, L.P. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Mark Bailey & Company, Ltd.
Reno, Nevada
March 19, 2010

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS


                                                       December 31,
                                               -------------------------
                                                   2009         2008
                                               ------------ ------------
ASSETS

  Real estate, net............................ $ 12,103,447  $ 12,578,221
  Cash and cash equivalents...................    9,722,240     9,433,792
  Receivables, net............................       18,353        22,161
  Prepaid expense.............................        3,612         4,266
                                               ------------  ------------
     Total assets............................. $ 21,847,652  $ 22,038,440
                                               ============  ============

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

    Accounts payable, accrued expenses and
      unclaimed property...................... $     40,162  $     44,355
    Rent prepaid..............................           35         1,000
    Tenant deposits...........................       24,147        25,283
                                               ------------  ------------
  Total liabilities...........................       64,344        70,638
                                               ------------  ------------

  Commitments and Contingencies

    Partners' equity

    Limited partners' equity (180,937 units at
     12/31/09 and 12/31/08 issued and
     outstanding).............................   21,350,331    21,405,769
    Prepaid redemption........................     (127,635)           -
    General partner?s equity..................      560,612       562,033
                                               ------------  ------------
  Total partners' equity......................   21,783,308    21,967,802
                                               ------------  ------------
     Total liabilities and partners' equity... $ 21,847,652  $ 22,038,440
                                               ============  ============



The accompanying Notes to Financial Statements are an integral part of these statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
                           STATEMENTS OF OPERATIONS

                                            Years ended December 31,
                                           ---------------------------
                                               2009           2008
                                           ------------   ------------
Revenues
  Rental income.........................   $  1,163,606   $  1,326,135
  Other income..........................          3,523         12,210
  Interest income.......................        139,004        215,753
                                           ------------   ------------
     Net revenues.......................      1,306,133      1,554,098
                                           ------------   ------------
Costs and Expenses

  Operating expenses....................        636,039        574,620
  General and administrative............        177,939        155,119
  Depreciation..........................        474,774        503,904
  Management fees.......................         74,242         86,210
                                           ------------   ------------
     Total costs and expenses...........      1,362,994      1,319,853
                                           ------------   ------------
     Net (loss) income .................   $    (56,859)  $    234,245
                                           ============   ============

Net (loss) income attributable to:

     Limited partners...................   $    (55,438)  $    228,389

     General partner....................         (1,421)         5,856
                                           ------------   ------------
                                           $    (56,859)  $    234,245
                                           ============   ============


NET (LOSS) INCOME PER UNIT OF LIMITED
    PARTNERSHIP INTEREST                   $      (0.31)  $       1.26
                                           ============   ============

WEIGHTED AVERAGE UNITS OUTSTANDING              180,937        180,937
                                           ============   ============



The accompanying Notes to Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                     STATEMENTS OF PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2009 AND 2008


                               Limited                       General        Total
                              Partners'       Prepaid       Partner?s      Partners'
                               Equity       Redemption       Equity         Equity
                             -----------    -----------    -----------    -----------
Balance ? December 31, 2007  $21,177,380    $        -     $   556,177    $21,733,557

  Net income...............      228,389             -           5,856        234,245
                             -----------    -----------    -----------    -----------
Balance ? December 31, 2008   21,405,769             -         562,033     21,967,802

  Net loss.................      (55,438)            -          (1,421)       (56,859)

  Prepayment for Unit
    Repurchases............           -        (127,635)            -        (127,635)
                             -----------    -----------    -----------    -----------
Balance ? December 31, 2009  $21,350,331    $  (127,635)   $   560,612    $21,783,308
                             ===========    ===========    ===========    ===========


The accompanying Notes to Financial Statements are an integral part of these statements.

                      BIGGEST LITTLE INVESTMENTS L.P.
                          STATEMENTS OF CASH FLOWS



                                                Years ended December 31,
                                                -------------------------
                                                    2009          2008
                                                ------------  -----------
Cash flows from operating activities:
  Net (loss) income ........................... $    (56,859) $   234,245
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation.............................      474,774      503,904
Changes in assets and liabilities:
      Decrease (increase) in tenant receivables
        and prepaid expense....................        4,462       (1,787)
      Decrease in accounts payable, accrued
        expenses and other liabilities.........       (6,294)     (42,372)
                                                ------------  -----------
    Net cash provided by
      operating activities.....................      416,083      693,990
                                                ------------  -----------

Cash flows from financing activities:
    Cash used for prepayment of redemption of
      Limited partnership units................     (127,635)          -
                                                  ----------  -----------
    Net cash used in financing activities......     (127,635)          -
                                                  ----------  -----------

Net increase in cash...........................      288,448      693,990

Cash and cash equivalents, beginning of year...    9,433,792    8,739,802
                                                ------------  -----------
Cash and cash equivalents, end of year......... $  9,722,240  $ 9,433,792
                                                ============  ===========





The accompanying Notes to Financial Statements are an integral part of these statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND PLAN OF OPERATION

     Biggest Little Investments L.P. (the "Partnership"), formerly Resources Accrued Mortgage Investors 2, L.P., Resources Accrued Mortgage Investors L.P. Series 87 and Resources Accrued Mortgage Investors L.P. Series 88, a Delaware limited partnership, was formed in August 1986 under the Delaware Revised Uniform Limited Partnership Act for the purpose of investing primarily in senior and junior accrued interest mortgage loans on properties owned or acquired principally by publicly or privately syndicated limited partnerships sponsored by affiliates of Integrated Resources, Inc. ("Integrated"). During 1994, Integrated's indirect ownership of the managing general partner was purchased by Presidio Capital Corp. ("Presidio"). Through December 31, 2001, the managing general partner of the Partnership was RAM Funding, Inc. and the associate general partner was Presidio AGP Corp., which are wholly-owned subsidiaries of Presidio. Effective January 1, 2002, pursuant to the General and Limited Partner Interest Assignment Agreement (the "Assignment Agreement"), the managing general partner and associate general partner interests in the Partnership were acquired by Maxum LLC ("Maxum" or the "General Partner").

     In accordance with the Partnership's Agreement of Limited Partnership (the "Partnership Agreement"), net income and loss, adjusted cash from operations and disposition proceeds are allocated 97.5% to the limited partners and 2.5% to the general partner.

     On October 8, 2003, the Partnership received consents from the holders of a majority of its outstanding units of limited partnership interest ("Units") to adopt the Partnership's Second Amended and Restated Agreement of Limited Partnership (the "Amended LP Agreement"). Pursuant to the Amended LP Agreement, the Partnership was renamed "Biggest Little Investments L.P." In addition, the Amended LP Agreement provides the Partnership with the ability to leverage its property in an effort to increase the value of the Partnership, to purchase additional real estate for investment and/or development and to make or acquire additional mortgage loans or short-term loans, as well as to reinvest operating income and proceeds from the sale or refinancing of its properties or the disposition of its mortgage loans. The Amended LP Agreement also permits the Partnership to repurchase Units from the limited partners. On June 12, 2009, the Amended LP Agreement was amended to permit the Partnership to invest in any personal property or other non-real estate assets and to invest in joint ventures, partnerships, firms, corporations or other entities where the Partnership would not have a controlling interest in such entities.

     The Partnership had an investment in a mortgage loan (the ?Sierra Loan?) issued in 1989 in the amount of $6,500,000 to a public limited partnership. In March 2003, the Partnership acquired the deed to the property securing the Sierra Loan, a shopping center commonly known as the Sierra Marketplace located in Reno, Nevada (the ?Sierra Property?), in lieu of foreclosing on the Sierra Loan. The Sierra Property consists of approximately 213,000 square feet of net rentable area and occupies 18.67 acres, consisting primarily of two main buildings with spaces for two anchor tenants, with surface parking for approximately 1,100 automobiles. The Sierra Property is approximately 80% vacant.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Provision for Impairment

     Property is stated at cost, less accumulated depreciation. Since acquisition, property has been depreciated principally on a straight-line basis over the estimated service lives as follows:

     Land improvements ...........    5 years
     Buildings ...................   30 years
     Building improvements ....... 5-30 years

     In accordance with the Accounting Standards Codification (ASC) Section 360, the Partnership evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. As of December 31, 2009, the Partnership?s only operating asset was the Sierra Property and the Partnership determined that none of its long-lived assets were impaired at such date.

Allowance for Doubtful Accounts

     The Partnership monitors its accounts receivable balances on a monthly basis to ensure they are collectible. On a quarterly basis, the Partnership uses its historical experience to determine its accounts receivable reserve. The Partnership?s allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. The Partnership evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations. In these cases, management uses judgment, based upon the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. The Partnership also establishes a general reserve based upon a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, the Partnership?s estimate of the recoverability of amounts due the Partnership could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known. The Partnership currently has a reserve of $11,675 for bad debt.

Cash and Cash Equivalents

     For the purpose of the statements of cash flows, the Partnership considers all short-term investments, which have original maturities of three months or less to be cash equivalents. Most of the Partnership's cash and cash equivalents are held at one financial institution.

Concentration of Credit Risk

     The Partnership maintains cash balances at institutions insured up to $250,000 by the Federal Deposit Insurance Corporation. Balances in excess of amounts required for operations are usually invested in savings, money market accounts and certificates of deposit. Cash balances exceeded these insured levels during the year. No losses have occurred or are expected due to this risk.

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

Fair Value of Financial Instruments

     The Partnership uses the following hierarchy to prioritize the inputs used in measuring fair value in accordance with ASC Section 820.

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

     Financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried in the financial statements at amounts that approximated fair value at December 31, 2009.

Net Income Per Unit of Limited Partnership Interest

     Net income per unit of limited partnership interest (each individually a ?Unit? and, together, the ?Units?) is computed based upon the weighted average number of Units outstanding (180,937 Units at December 31, 2009 and 2008) during the year.

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership?s limited partners to sell their Units back to the Partnership (the ?Redemption Offer?). The Partnership may repurchase whole Units only, at a price reasonably determined by the General Partner based on market considerations. Units repurchased by the Partnership under the Redemption Offer will be canceled, and will have the status of authorized but unissued Units. The Partnership will effect all repurchases on the first day of the following calendar year after its receipt of a repurchase request. The Partnership's obligation to repurchase any Units under the Redemption Offer is conditioned upon it having sufficient funds available to complete the repurchase. The Partnership will use any operating funds as the General Partner, in its sole discretion, may reserve for the purpose of funding the Redemption Offer. The Redemption Offer will be in effect for a 12-month period, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Redemption Offer in its sole discretion. As of December 31, 2009, an aggregate of 1,249 Units had been repurchased by the Partnership at an approximate average price of $102.19 per Unit pursuant to the Redemption Offer.


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

Recently Issued Accounting Standards

     There were no new financial accounting pronouncements that had a material effect or will have a material effect on the Partnership?s financial statements.

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

     In 2004, the Partnership began renovation efforts in an attempt to maximize the financial viability of the Sierra Property by demolishing and rebuilding part of the Sierra Property (the "Renovation"). As part of the Renovation, a portion of the shopping center previously occupied by an anchor tenant was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and a hotel casino property adjacent to the Sierra Property (the ?Adjacent Property?). The driveway was constructed and put into use on September 30, 2004, and is being shared by, and provides a connection between, the Sierra Property and the Adjacent Property. In January 2004, the Adjacent Property entered into a lease with the Partnership for a 37,368 square foot section of the Sierra Property (including the new driveway). The Adjacent Property has a minimum lease term of 15 years at a current monthly rent of approximately $28,400, subject to increase every 60 months based on the Consumer Price Index. The Adjacent Property also uses part of the common area of the Sierra Property and pays its proportionate share of the common area expense of the Sierra Property. The Adjacent Property has the option to renew the lease for three five-year terms, and at the end of the extension periods, has the option to purchase the leased section of the Sierra Property at a price to be determined based on an MAI Appraisal. The space being leased by the Adjacent Property provides pedestrian and vehicle access to the Adjacent Property, and the Adjacent Property has use of a portion of the parking spaces at the Sierra Property.

     As part of the driveway lease, Monarch Casino & Resort, Inc. (?Monarch?), the owner of the Adjacent Property, reserved the gaming rights associated with the Sierra Property for the initial five-year term, or until September 30, 2009. Before the end of the initial five-year term, Monarch had the option to purchase an extension of the gaming restriction within the Sierra Property at a price to be determined based on an MAI Appraisal. On August 13, 2009, Monarch notified the Partnership that it would not purchase such extension.

     In addition to the driveway lease, as of December 31, 2009, the Adjacent Property was leasing, on a month-to-month basis, approximately 3,400 square feet of office space at the Sierra Property and was paying approximately $4,400 per month in rent plus common area expenses for such space.

     Ben Farahi, the Manager of the General Partner, was, until May 26, 2006, Co-Chairman of the Board, Chief Financial Officer, Secretary, and Treasurer of Monarch and still owned approximately 12.1% of Monarch?s outstanding common stock as of December 31, 2009.

     The Partnership received $501,605 and $576,666 in rental revenue and common area charges from the Adjacent Property during 2009 and 2008, respectively, for the driveway and the leased spaces.

     Accounting rules define transactions with related parties as transactions which are not arm?s-length in nature and, therefore, may not represent fair market value.

Compensation of the General Partner

     The General Partner is the manager of the Sierra Property. The General Partner received $74,242 and $86,210 for the years ended December 31, 2009, and 2008, respectively, for such management services; included in these amounts is three percent of the monthly interest earned on the Partnership?s cash in savings and money market accounts, which the Partnership began paying to the General Partner in 2006. Also, pursuant to the Amended LP Agreement, the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including without limitation the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, for the year ended December 31, 2009, the General Partner was allocated a loss of $1,421.

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


NOTE 4. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                December 31,        December 31,
                                    2009                2008
                                ------------        ------------
Land........................... $  3,198,574        $  3,198,574
Building and improvements......   12,069,070          12,069,070
                                ------------        ------------
                                  15,267,644          15,267,644
Impairment.....................           -                   -
                                ------------        ------------
                                  15,267,644          15,267,644
Accumulated depreciation.......   (3,164,197)         (2,689,423)
                                ------------        ------------
                                $ 12,103,447        $ 12,578,221
                                ============        ============


NOTE 5. MINIMUM FUTURE RENTAL REVENUES

     The Partnership leases office space to various tenants under a variety of terms, including escalation provisions, renewal options and obligations of the tenants to reimburse operating expenses.

     The aggregate future minimum fixed lease payments receivable under noncancellable leases at December 31, 2009, are as follows:

          2010 .......... $   589,303
          2011 ..........     505,892
          2012 ..........     431,343
          2013 ..........     427,644
          2014 ..........     387,793
          Thereafter ....   1,650,534
                          -----------
                          $ 3,992,509
                          ===========

NOTE 6. RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

     A reconciliation of net income per financial statements to the tax basis of accounting is as follows:

                                         Year ended December 31,
                                       --------------------------
                                            2009         2008
                                       ------------- ------------
Net (loss) income per financial
  statements                           $    (56,859) $   234,245
Reconciliation of net income per books
  to tax basis accounting:
     Depreciation                           133,299      159,979
     Prepaid rent                              (965)      (3,374)
     Bad debt expense                        11,675           -
     Other tax adjustments                       78       (1,143)
                                       ------------- ------------
Net income per tax basis               $     87,228  $   389,707
                                       ============= ============


     The differences between the Partnership's net assets per financial statements and tax basis of accounting are as follows:

                                         Year ended December 31,
                                       --------------------------
                                            2009         2008
                                       ------------- ------------
Net assets per financial statements    $ 21,783,308  $ 21,967,802
Reconciliation of net assets per books
  to tax basis accounting:
     Tax basis in property                1,067,195     1,067,195
     Accumulated depreciation               484,937       351,638
     Prepaid rent                                35         1,000
Syndication costs                         2,230,944     2,230,944
Other tax adjustments                        10,085        10,085
                                       ------------- ------------
Net assets per tax basis               $ 25,576,504  $ 25,628,664
                                       ============= ============


NOTE 7. LITIGATION

     None.


NOTE 8. SUBSEQUENT EVENTS

     On February 19, 2010, the Reno Transportation Commission (the ?RTC?) formally decided to proceed with plans for widening a section of Moana Lane, a main thoroughfare in Reno on which the Sierra Property is located. The widening will expand Moana Lane from four to six lanes and a portion of the Sierra Property will need to be acquired by the RTC as part of the widening project. The RTC has not yet completed its final design of the project. The preliminary design shows the taking of approximately 26,400 square feet of the Sierra Property?s approximately 813,300 square feet of land, and some of the Sierra Property?s buildings will be impacted. Management of the Partnership believes that it will be a number of months before a formal offer is made by the RTC for the taking/acquisition of the portion of the Sierra Property.

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

     Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2009 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in our internal controls that could materially affect the disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls.

Management's Annual Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control?Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

     Mr. Farahi, age 57, was, until May 26, 2006, Co-Chairman of the Board, Chief Financial Officer, Secretary, and Treasurer of Monarch Casino & Resort, Inc. which, through its wholly-owned subsidiary Golden Road Motor Inn, Inc., a Nevada company, owns and operates the tropically themed Atlantis Casino Resort in Reno, Nevada. Since September 1, 1978, Mr. Farahi has been a partner in Farahi Investment Company, which is involved in real estate investment and development. He also has been a director of the Bank of North Las Vegas since 2006. Mr. Farahi is also the Manager of the General Partner. Mr. Farahi holds a mechanical engineering degree from the University of California at Berkeley and a MBA degree in accounting from the California State University, Hayward.

     Although the Partnership does not have a board of directors or, accordingly, an audit committee, Mr. Farahi, as the managing member of the General Partner, qualifies as a "financial expert" as defined by the Securities and Exchange Commission in accordance with the Sarbanes-Oxley Act of 2002.


ITEM 11. EXECUTIVE COMPENSATION

     Under the Partnership's partnership agreement, the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including without limitation the Partnership's cash flow from operations and disposition proceeds. For the fiscal year ended December 31, 2009, the General Partner was allocated an aggregate loss of $1,421 from the Partnership. See "Item 13. Certain Relationships and Related Transactions, and Director Independence" for information regarding amounts paid to affiliates of the General Partner by the Partnership for services provided by them in fiscal year 2009. The General Partner is the manager of the Sierra Property and received $74,242 in 2009 for such management services; included in these amounts is three percent of the monthly interest earned on the Partnership?s cash in savings and money market accounts, which the Partnership began paying to the General Partner in 2006. Also, pursuant to the Amended LP Agreement, the General Partner may receive development fees from the Partnership but did not earn any such development fees in 2009 or 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     (a)  Security Ownership of Certain Beneficial Owners.

     Except as set forth below, no person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 10, 2010:

                                           Number of         % of
Name of Beneficial owners                  Units Owned       Class
---------------------------------------------------------------------
Ben Farahi(1)                              65,326            36.4%
John Farahi(2)                             30,634(3)         17.1%
Bob Farahi(3)                              30,634(3)         17.1%

       (1) Mr. Ben Farahi's principal business address is 3702 S. Virginia St., Unit G2, Reno, Nevada 89502.
       (2) Mr. John Farahi's principal business address is 3800 S. Virginia St., Reno, Nevada 89502.
       (3) Mr. Bob Farahi?s principal business address is 3702 S. Virginia St., Unit G2, Reno, Nevada 89502.

     (b)  Security Ownership of Management.

     At March 10, 2010, neither the General Partner nor its members, manager or affiliates owned any Units except as indicated in (a) above.

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



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

     See ?NOTE 3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES? in Item 8.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The General Partner has not appointed Mark Bailey & Co., Ltd. (?Mark Bailey & Co.?) or any other firm as independent auditors to audit the consolidated financial statements of the Partnership for 2010.

Audit Fees. The Partnership has agreed to pay Mark Bailey & Co. audit fees of approximately $22,000 for the year ended December 31, 2009, and paid Mark Bailey & Co. $21,000 in audit fees for the year ended December 31, 2008.

Audit Related Fees. The Partnership has agreed to pay audit related fees in the amount of $13,200 to Mark Bailey & Co. for the year ended December 31, 2009 and paid $12,600 in audit related fees to Mark Bailey & Co. for the year ended December 31, 2008.

Tax Fees. The Partnership has agreed to pay Mark Bailey & Co. fees for tax services of approximately $6,000 for the year ended December 31, 2009, and paid Mark Bailey & Co. $5,775 for tax services for the year ended December 31, 2008.

Other Fees. The Partnership did not pay any other fees to Mark Bailey & Co. for the years ended December 31, 2009 or 2008.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIGGEST LITTLE INVESTMENTS L.P.

By:  MAXUM LLC
     General Partner


By:  /s/ Ben Farahi                                       Date
     --------------
         Ben Farahi, Manager                              March 19, 2010

     Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                    Title                   Date

     /s/ Ben Farahi             Manager of                March 19, 2010
     --------------         the General Partner
         Ben Farahi

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

4.

(A)     Amendment No. 2 to Second Amended and Restated
          Limited Partnership Agreement of Biggest Little
          Investments, L.P. (incorporated by reference to Exhibit 99.1 to the Partnership?s Form 8-K filed
          With the Securities and Exchange Commission on June
          17, 2009).

                                      -26-



  (B)     Amendment No. 1 to Second Amended and Restated
          Limited Partnership Agreement of Biggest Little
          Investments, L.P. (incorporated by reference to Exhibit 4(A) to the Partnership?s Form 10-KSB filed
          With the Securities and Exchange Commission on March
          25, 2008).


  (C)     Second Amended and Restated Limited Partnership
          Agreement of the Partnership (incorporated by reference to Exhibit 4A to the Partnership's
          Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10,
          2003.

  (D)     Amended and Restated Agreement of Limited
          Partnership of the Partnership (incorporated by reference to Exhibit 3A to Post-Effective
          Amendment No. 2).

  (E)     Amendment No. 1 to Amended and Restated Partnership
          Agreement dated as of June 1, 1988 (incorporated by reference to Exhibit 4(B) of the Partnership's
          Annual Report on Form 10-K for the fiscal year 1988
          (the "1988 10-K")).

  (F)     Amendment No. 2 to Amended and Restated Partnership
          Agreement (incorporated by reference to Supplement
          No. 1 dated August 12, 1988 to the Prospectus filed by the Partnership with the Securities and Exchange
          Commission pursuant to Rules 424(b)(3) and 424(c) of the Securities Act of 1933).

  (G)     Amendment to Amended and Restated Agreement of
          Limited Partnership dated as of January 1, 2002.
          (incorporated by reference to Exhibit 4(D) of the 2001 Form 10-KSB).

  (H)     Amendment to Amended and Restated Agreement of
          Limited Partnership dated as of January 1, 2002
          (incorporated by reference to Exhibit 4(E) of the 2001 Form 10-KSB).

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





                                      -27-



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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13(a) ? 15(f) and 15 ? 15(f) for the Registrant and I have:

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

                                              Date: 3/19/10

                                                                    Exhibit 32

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Biggest Little Investments L.P. (the "Partnership"), on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:  March 19, 2010          /s/ Ben Farahi
                               --------------
                                   Ben Farahi,
                                   Manager of the General Partner