Form 10-Q
period 2010-03-31
BIGGEST LITTLE INVESTMENTS LP
filed 2010-05-12
CIK 804671

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2010


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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]



                       PART I ? FINANCIAL INFORMATION

ITEM 1 ? FINANCIAL STATEMENTS

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS

                                                MARCH 31,        DECEMBER 31,
                                                  2010               2009
                                               (UNAUDITED)
                                              -------------      ------------
ASSETS

  Real estate, net............................ $12,006,683       $12,103,447
  Cash and cash equivalents...................   9,657,670         9,722,240
  Receivables, net............................      21,464            18,353
  Prepaid expense.............................      71,131             3,612
                                               -----------       -----------
     Total assets............................. $21,756,948       $21,847,652
                                               ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

     Accounts payable, accrued expenses and
       unclaimed property..................... $    46,889       $    40,162
     Rent prepaid.............................          -                 35
     Tenant deposits..........................      24,147            24,147
                                               -----------       -----------
  Total liabilities...........................      71,036            64,344
                                               -----------       -----------

  Commitments and contingencies

     Partners' equity

     Limited partners' equity (178,822 units
       issued and outstanding at 3/31/10;
       180,937 at 12/31/09)...................  21,125,570        21,350,331
     Prepaid redemption.......................          -           (127,635)
     General partner?s equity.................     560,342           560,612
                                               -----------       -----------
  Total partners' equity......................  21,685,912        21,783,308
                                               -----------       -----------
Total liabilities and partners' equity........ $21,756,948       $21,847,652
                                               ===========       ===========


The accompanying Notes are an integral part of these Financial Statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
                      STATEMENTS OF INCOME (UNAUDITED)


                                                   FOR THE THREE MONTHS ENDED
                                                   --------------------------
                                                     MARCH 31,     MARCH 31,
                                                       2010          2009
                                                   ------------  ------------
Revenues

  Rental income.................................... $   266,015   $   297,234
  Interest income..................................      20,587        44,655
                                                    -----------   -----------
     Total revenues................................     286,602       341,889
                                                    -----------   -----------
Costs and expenses

  Operating expenses...............................     124,640       142,618
  General and administrative.......................      59,495        46,220
  Depreciation.....................................      96,764       125,976
  Management fees..................................      16,499        18,877
                                                    -----------   -----------
     Total costs and expenses......................     297,398       333,691
                                                    -----------   -----------
  Net income/(loss)................................ $   (10,796)  $     8,198
                                                    ===========   ===========



Net income/(loss) attributable to:

  Limited partners................................. $   (10,526)  $     7,993

  General partner..................................        (270)          205
                                                    -----------   -----------
                                                    $   (10,796)  $     8,198
                                                    ===========   ===========

Net income/(loss) per unit of limited partnership
  interest (178,822 and 180,937 weighted average
  units outstanding for the three months ended
  March 31, 2010 and March 31, 2009, respectively). $     (0.06)  $      0.04
                                                    ===========   ===========



The accompanying Notes are an integral part of these Financial Statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                STATEMENT OF PARTNERS' EQUITY (UNAUDITED)


                               Limited      General        Total
                              Partners'     Partner?s      Partners'
                               Equity       Equity         Equity
                             -----------    -----------    -----------
Balance ? January 1, 2010    $21,222,696    $   560,612    $21,783,308

  Net income/(loss)              (10,526)          (270)       (10,796)

  Payment for Unit
    Repurchases                  (86,600)            -         (86,600)
                             -----------    -----------    -----------
Balance ? March 31, 2010     $21,125,570    $   560,342    $21,685,912
                             ===========    ===========    ===========







The accompanying Notes are an integral part of these Financial Statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                  FOR THE THREE MONTHS ENDED
                                                 ----------------------------
                                                    March 31,     March 31,
                                                      2010          2009
                                                 -------------  -------------
Cash flows from operating activities:

Net income/(loss)............................... $    (10,796)  $      8,198

 Adjustments to reconcile net income/(loss) to
  net cash provided by operating activities:
    Depreciation ...............................       96,764        125,976
    Increase in tenant receivables..............       (3,111)          (922)
    Increase in prepaid expense.................      (67,519)       (69,766)
    Increase in accounts payable, accrued
     expenses, and other liabilities............        6,692         14,667
                                                 -------------   ------------
   Net cash provided by operating activities....       22,030         78,153
                                                 -------------   ------------

Cash flows from financing activities:

Cash used for redemption of limited partnership
       units....................................      (86,600)            -
                                                 -------------   ------------
     Net cash used in financing activities......      (86,600)            -
                                                 -------------   ------------



Net (decrease)/increase in cash and cash
   equivalents .................................      (64,570)        78,153

Cash and cash equivalents, beginning of period..    9,722,240      9,433,792
                                                 -------------   ------------
Cash and cash equivalents, end of period........ $  9,657,670    $ 9,511,945
                                                 =============   ============



The accompanying Notes are an integral part of these Financial Statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 ? INTERIM FINANCIAL INFORMATION

     Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures made are adequate to make the information not misleading. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Biggest Little Investments L.P. (the "Partnership") Annual Report on Form 10-K for the year ended December 31, 2009. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2009, was derived from audited financial statements at such date.

     The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

     In accordance with the Accounting Standards Codification (?ASC?) Section 360, the Partnership evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. As of March 31, 2010, the Partnership?s only operating asset was the Sierra Marketplace Shopping Center located in Reno, Nevada (the "Sierra Property") and the Partnership determined that none of its long-lived assets were impaired as of such date.

Allowance for Doubtful Accounts

     The Partnership monitors its accounts receivable balances on a monthly basis to ensure they are collectible. On a quarterly basis, the Partnership uses its historical experience to determine its accounts receivable reserve. The Partnership?s allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. The Partnership evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. The Partnership also establishes a general reserve based upon a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, the Partnership?s estimate of the recoverability of amounts due the Partnership could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known. As of March 31, 2010, the Partnership had a reserve of $31,075 for bad debt.

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

     Financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried in the financial statements at amounts that approximated fair value at March 31, 2010.

Net Income/(Loss) Per Unit of Limited Partnership Interest

     Net income/(loss) per unit of limited partnership interest (each individually, a "Unit" and, together, the "Units") is computed based upon the weighted average number of units outstanding (178,822 for the three months ended March 31, 2010 and 180,937 for the three months ended March 31, 2009) during the period then ended.

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership?s limited partners to sell their Units back to the Partnership (the ?Redemption Offer?). The Partnership may repurchase whole Units only, at a price reasonably determined by the General Partner based on market considerations. Units repurchased by the Partnership under the Redemption Offer will be canceled, and will have the status of authorized but unissued Units. The Partnership will effect all repurchases on the first day of the following calendar year after its receipt of a repurchase request. The Partnership's obligation to repurchase any Units under the Redemption Offer is conditioned upon it having sufficient funds available to complete the repurchase. The Partnership will use any operating funds as the General Partner, in its sole discretion, may reserve for the purpose of funding the Redemption Offer. The Redemption Offer will be in effect for a 12-month period, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Redemption Offer in its sole discretion. As of March 31, 2010, an aggregate of 2,115 Units had been repurchased by the Partnership at an approximate average price of $101.29 per Unit pursuant to the Redemption Offer.

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

     In 2004, the Partnership began renovation efforts in an attempt to maximize the financial viability of the Sierra Property (the "Renovation"). As part of the Renovation, a portion of the shopping center previously occupied by an anchor tenant was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and a hotel casino property located next to the Sierra Property (the "Adjacent Property?). The Adjacent Property entered into a lease with the Partnership for a section of the Sierra Property (including the new driveway). The Adjacent Property has a minimum lease term of 15 years at an initial monthly rent of $25,000, subject to increases every 60 months based on the Consumer Price Index. Such an increase became effective on September 30, 2009, and the Adjacent Property now pays monthly rent of approximately $28,400. The Adjacent Property also uses part of the common area of the Sierra Property and pays its proportionate share of the common area expense of the Sierra Property. The Adjacent Property has the option to renew the lease for three five-year terms and, at the end of the extension periods, has the option to purchase the leased section of the Sierra Property at a price to be determined based on an MAI Appraisal.

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

     In addition to the driveway lease, as of March 31, 2010, the Adjacent Property was leasing, on a month-to-month basis, approximately 3,400 square feet of office space at the Sierra Property and was paying approximately $4,400 per month in rent plus common area expenses for such space.

     Ben Farahi, the manager of the General Partner, was, until May 26, 2006, Co-Chairman of the Board, Chief Financial Officer, Secretary, and Treasurer of Monarch and owned approximately 12.1% of Monarch?s outstanding common stock as of March 31, 2010.

     Accounting rules define transactions with related parties as transactions which are not arm?s-length in nature and, therefore, may not represent fair market value.

Compensation of the General Partner

     The General Partner is the manager of the Sierra Property. The General Partner received $16,499 and $18,877 for the three months ended March 31, 2010 and 2009, respectively, for such management services; included in these amounts is three percent of the monthly interest earned on the Partnership?s cash in savings and money market accounts, which the Partnership began paying to the General Partner in 2006. Also, pursuant to the Partnership's Second Amended and Restated Agreement of Limited Partnership (the ?Amended LP Agreement?), the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, the General Partner was allocated a loss of $270 for the three months ended March 31, 2010 and income of $205 for the three months ended March 31, 2009.

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


NOTE 4. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                  March 31, 2010       December 31, 2009
                                ------------------     -----------------
Land........................... $       3,198,574      $      3,198,574
Building and improvements......        12,069,070            12,069,070
                                ------------------     -----------------
                                       15,267,644            15,267,644
                                ------------------     -----------------
Accumulated depreciation.......        (3,260,961)           (3,164,197)
                                ------------------     -----------------
                                $      12,006,683      $     12,103,447
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

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership?s limited partners to sell their units of limited partnership interest in the Partnership (the ?Units?) back to the Partnership (the ?Redemption Offer?). The Partnership may repurchase whole Units only, at a price reasonably determined by the General Partner based on market considerations. Units repurchased by the Partnership under the Redemption Offer will be canceled, and will have the status of authorized but unissued Units. The Partnership will effect all repurchases on the first day of the following calendar year after its receipt of a repurchase request. The Partnership's obligation to repurchase any Units under the Redemption Offer is conditioned upon its having sufficient funds available to complete the repurchase. The Partnership will use any operating funds as the General Partner, in its sole discretion, may reserve for the purpose of funding the Redemption Offer. The Redemption Offer will be in effect for a 12-month period, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Redemption Offer in its sole discretion. As of March 31, 2010, an aggregate of 2,115 Units had been repurchased by the Partnership pursuant to the Redemption Offer.



Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents decreased by $64,570 to $9,657,670 during the three months ended March 31,

2010 as compared to December 31, 2009. The decrease was due to redemption payments made to limited partners who sold their Units back to the Partnership pursuant to the Redemption Offer which was partially offset by cash provided by operating activities and interest earned. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership.

     None of the recently issued accounting standards had an effect on the Partnership?s financial statements.


Real Estate Market

     The Partnership's sole fixed asset as of March 31, 2010, is the Sierra Property, which currently has a vacancy rate of approximately 80% based on leasable square footage. The ongoing softness in the overall economy has hurt the retail sector, thus making it difficult to locate new tenants for the Sierra Property. Also, in the past few years, the Sierra Property has lost all three of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms. One of the anchor tenant spaces was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property, and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property since September 30, 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by the space. The other two anchor tenant spaces are vacant.

     There can be no assurances that the Partnership's efforts to increase the Sierra Property's occupancy will be successful.


Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009.

     Net income decreased by $18,994 to a loss of $10,796 for the three-month period ended March 31, 2010, as compared to the same period in 2009. Revenues decreased by $55,287 to $286,602 for the quarter ended March 31, 2010 as compared to the same period in 2009. The decrease in revenues is due to lower rental income from fewer tenants at the Sierra Property during the first quarter of 2009 as compared to the same period in the prior year as well as decreased interest income due to lower interest rates.

     Costs and expenses decreased by $36,293 for the three-month period ended March 31, 2010, as compared to the same period in the prior year. The decrease was due to lower operating, depreciation and management fee expenses that were partially offset by an increase in general and administrative expenses. Operating expenses decreased from reductions in commissions, utilities and taxes and insurance expenses. Depreciation expense decreased due to some assets becoming fully depreciated, and management expense decreased due to the decrease in revenues. General and administrative expenses increased mainly due to bad debt expense partially offset by decreases in legal and accounting fees.

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

Critical Accounting Policies

     The Partnership's only significant critical accounting policy relates to the evaluation of the fair value of real estate. The Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates. The Partnership did not incur any impairment charges during the first three months of 2010.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds and certificates of deposit. The Partnership has no loans outstanding.


ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the Partnership in its periodic reports filed or submitted by the Partnership under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Partnership in its periodic reports that are filed under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

     Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2010 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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


                                     BIGGEST LITTLE INVESTMENTS L.P.

                                     BY: MAXUM LLC
                                         Its General Partner


                                     BY:     /S/ BEN FARAHI
                                             -------------------
                                                 Ben Farahi
                                                 Manager


                                     DATE:   05/12/2010

                         BIGGEST LITTLE INVESTMENTS, L.P.
                             FORM 10-Q MARCH 31, 2010


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

                                /s/ BEN FARAHI
                                --------------
                                    Ben Farahi
                                    Manager of the General Partner

                                    Date: 05/12/10

                                                                  EXHIBIT 32.1

                      BIGGEST LITTLE INVESTMENTS L.P.
                         FORM 10-Q MARCH 31, 2010

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Biggest Little Investments L.P. (the "Partnership") on Form 10-Q for the fiscal quarter ended March 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

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



Date:  May 12, 2010

    /s/ BEN FARAHI
    --------------
        Ben Farahi
        Manager of the General Partner