Form 10-Q
period 2010-06-30
BIGGEST LITTLE INVESTMENTS LP
filed 2010-08-12
CIK 804671

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2010


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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]



                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS

                                                JUNE 30,         DECEMBER 31,
                                                  2010               2009
                                               (UNAUDITED)
                                              -------------      ------------
ASSETS

  Real estate, net............................ $11,909,919       $12,103,447
  Cash and cash equivalents...................   9,700,321         9,722,240
  Receivables, net............................      26,027            18,353
  Prepaid expense.............................      13,080             3,612
                                               -----------       -----------
     Total assets............................. $21,649,347       $21,847,652
                                               ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

     Accounts payable, accrued expenses and
       unclaimed property..................... $    25,820       $    40,162
     Rent prepaid.............................          -                 35
     Tenant deposits..........................      25,453            24,147
                                               -----------       -----------
  Total liabilities...........................      51,273            64,344
                                               -----------       -----------

  Commitments and contingencies

     Partners' equity

     Limited partners' equity (177,858 units
       issued and outstanding at 6/30/10;
       180,937 at 12/31/09)...................  21,064,058        21,350,331
     Prepaid redemption.......................     (27,400)         (127,635)
     General partner's equity.................     561,416           560,612
                                               -----------       -----------
  Total partners' equity......................  21,598,074        21,783,308
                                               -----------       -----------
Total liabilities and partners' equity........ $21,649,347       $21,847,652
                                               ===========       ===========


The accompanying Notes are an integral part of these Financial Statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
                      STATEMENTS OF INCOME (UNAUDITED)


                                   FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS
ENDED
                                            --------------------------   ----------------
--------
                                              JUNE 30,      JUNE 30,       JUNE 30,
JUNE 30,
                                                2010          2009           2010
2009
                                            ------------  ------------   -----------  ---
--------
Revenues

  Rental income............................ $  262,141    $  285,891     $  528,157    $
583,125
  Interest income..........................     16,352        35,348         36,939
80,003
                                            -----------   -----------    -----------   --
--------
     Total revenues........................    278,493       321,239        565,096
663,128
                                            -----------   -----------    -----------   --
--------
Costs and expenses

  Operating expenses.......................     74,383       162,551        199,015
305,169
  General and administrative...............     47,742        37,264        107,245
84,483
  Depreciation.............................     96,764       125,976        193,528
251,952
  Management fees..........................     16,662        18,360         33,162
37,237
                                            -----------   -----------    -----------   --
--------
     Total costs and expenses..............    235,551       344,151        532,950
678,841
                                            -----------   -----------    -----------   --
--------
  Net income/(loss)........................ $   42,942    $  (22,912)    $   32,146    $
(15,713)
                                            ===========   ===========    ===========
==========



Net income/(loss) attributable to:

  Limited partners......................... $   41,868    $  (22,339)    $   31,342    $
(15,320)

  General partner..........................      1,074          (573)           804
(393)
                                            -----------   -----------    -----------   --
--------
                                            $   42,942    $  (22,912)   $   32,146    $
(15,713)
                                            ===========   ===========    ===========
==========

Net income/(loss) per unit of limited
  partnership interest (177,858 and 180,937
  weighted average units outstanding for
  the three and six months ended June 30,
  2010 and 2009, respectively)............. $     0.24    $    (0.12)    $     0.18    $
(0.08)
                                            ===========   ===========    ===========
==========



The accompanying Notes are an integral part of these Financial Statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                STATEMENT OF PARTNERS' EQUITY (UNAUDITED)


                               Limited                       General        Total
                              Partners'       Prepaid       Partner's      Partners'
                               Equity       Redemption       Equity         Equity
                             -----------    -----------    -----------    -----------
Balance - January 1, 2010    $21,222,696    $        -     $   560,612    $21,783,308

  Net income...............       31,342             -             804         32,146

  Payment for Unit
    repurchases............     (189,980)            -              -        (189,980)

  Prepayment for Unit
    repurchases............           -         (27,400)            -         (27,400)
                             -----------    -----------    -----------    -----------
Balance - June 30, 2010      $21,064,058    $   (27,400)   $   561,416    $21,598,074
                             ===========    ===========    ===========    ===========







The accompanying Notes are an integral part of these Financial Statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                   FOR THE SIX MONTHS ENDED
                                                 ----------------------------
                                                    June 30,      June 30,
                                                      2010          2009
                                                 -------------  -------------
Cash flows from operating activities:

Net income/(loss)............................... $      32,146 $     (15,713)

 Adjustments to reconcile net income/(loss) to
  net cash provided by operating activities:
    Depreciation ...............................       193,528        251,952
    (Increase) decrease in tenant receivables...        (7,674)         6,097
    Increase in prepaid expense.................        (9,468)        (3,000)
    (Decrease) increase in accounts payable,
     accrued expenses, and other liabilities....       (13,071)         7,805
                                                 -------------   ------------
   Net cash provided by operating activities....       195,461        247,141
                                                 -------------   ------------

Cash flows from financing activities:

Cash used for redemption of limited partnership
       units....................................      (189,980)            -

Cash used to prepay for redemption of limited
       partnership units........................       (27,400)            -
                                                 -------------   ------------
     Net cash used for financing activities.....      (217,380)            -
                                                 -------------   ------------

Net (decrease) increase in cash and cash
    equivalents.................................       (21,919)       247,141

Cash and cash equivalents, beginning of period..     9,722,240      9,433,792
                                                 -------------   ------------
Cash and cash equivalents, end of period........ $   9,700,321   $  9,680,933
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

     The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

     In accordance with the Accounting Standards Codification ("ASC") Section 360, the Partnership evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. As of June 30, 2010, the Partnership's only operating asset was the Sierra Marketplace Shopping Center located in Reno, Nevada (the "Sierra Property") and the Partnership determined that none of its long-lived assets were impaired as of such date.

Allowance for Doubtful Accounts

     The Partnership monitors its accounts receivable balances on a monthly basis to ensure they are collectible. On a quarterly basis, the Partnership uses its historical experience to determine its accounts receivable reserve. The Partnership's allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. The Partnership evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. The Partnership also establishes a general reserve based upon a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, the Partnership's estimate of the recoverability of amounts due the Partnership could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known. As of June 30, 2010, the Partnership had a reserve of $49,075 for bad debt.

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

     Financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried in the financial statements at amounts that approximated fair value at June 30, 2010.

Net Income/(Loss) Per Unit of Limited Partnership Interest

     Net income/(loss) per unit of limited partnership interest (each individually, a "Unit" and, together, the "Units") is computed based upon the weighted average number of Units outstanding (177,858 for the three and six months ended June 30, 2010 and 180,937 for the three and six months ended June 30, 2009) during the period then ended.

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership's limited partners to sell their Units back to the Partnership (the "Redemption Offer"). The Partnership may repurchase whole Units only, at a price reasonably determined by the General Partner based on market considerations. Units repurchased by the Partnership under the Redemption Offer will be canceled, and will have the status of authorized but unissued Units. The Partnership's obligation to repurchase any Units under the Redemption Offer is conditioned upon it having sufficient funds available to complete the repurchase. The Partnership will use any operating funds as the General Partner, in its sole discretion, may reserve for the purpose of funding the Redemption Offer. The Redemption Offer will be in effect for a 12-month period, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Redemption Offer in its sole discretion. As of June 30, 2010, an aggregate of 3,353 Units had been repurchased by the Partnership at an approximate average price of $102.90 per Unit pursuant to the Redemption Offer.

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

     As part of the driveway lease, Monarch Casino & Resort, Inc. ("Monarch"), the owner of the Adjacent Property, had reserved the gaming rights associated with the Sierra Property for the initial five-year term, or until September

30, 2009. Before the end of the initial five-year term, Monarch had the option to purchase an extension of the gaming restriction within the Sierra Property at a price to be determined based on an MAI Appraisal. On August 13, 2009, Monarch notified the Partnership that it would not purchase such extension.

     In addition to the driveway lease, as of June 30, 2010, the Adjacent Property was leasing, on a month-to-month basis, approximately 3,400 square feet of office space at the Sierra Property and was paying approximately $4,400 per month in rent plus common area expenses for such space.

     Ben Farahi, the manager of the General Partner, was, until May 26, 2006, Co-Chairman of the Board, Chief Financial Officer, Secretary, and Treasurer of Monarch and owned approximately 12.1% of Monarch's outstanding common stock as of June 30, 2010.

     Accounting rules define transactions with related parties as transactions which are not arm's-length in nature and, therefore, may not represent fair market value.

Compensation of the General Partner

     The General Partner is the manager of the Sierra Property. The General Partner received $33,162 and $37,237 for the six months ended June 30, 2010 and 2009, respectively, for such management services; included in these amounts is three percent of the monthly interest earned on the Partnership's cash in savings and money market accounts, which the Partnership began paying to the General Partner in 2006. Also, pursuant to the Partnership's Second Amended and Restated Agreement of Limited Partnership (the "Amended LP Agreement"), the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, the General Partner was allocated net income of $804 for the six months ended June 30, 2010 and a loss of $393 for the six months ended June 30, 2009.

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


NOTE 4. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                   June 30, 2010       December 31, 2009
                                ------------------     -----------------
Land........................... $       3,198,574      $      3,198,574
Building and improvements......        12,069,070            12,069,070
                                ------------------     -----------------
                                       15,267,644            15,267,644
                                ------------------     -----------------
Accumulated depreciation.......        (3,357,725)           (3,164,197)
                                ------------------     -----------------
                                $      11,909,919      $     12,103,447
                                ==================     =================

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

     Maxum LLC is the Partnership's general partner (the "General Partner").

     This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Recent Events

     On February 19, 2010, the Reno Transportation Commission (the "RTC") formally decided to proceed with plans for widening a section of Moana Lane, a main thoroughfare in Reno on which the Sierra Property is located. The widening will expand Moana Lane from four to six lanes and a portion of the Sierra Property will need to be acquired by the RTC as part of the widening project. The RTC has not yet completed its final design of the project. The preliminary design shows the taking of approximately 26,400 square feet of the Sierra Property's approximately 813,300 square feet of land, and some of the Sierra Property's buildings will be impacted. Management of the Partnership believes that it will be a number of months before a formal offer is made by the RTC for the taking/acquisition of the portion of the Sierra Property.

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership's limited partners to sell their units of limited partnership interest in the Partnership (the "Units") back to the Partnership (the "Redemption Offer"). The Partnership may repurchase whole Units only, at a price reasonably determined by the General Partner based on market considerations. Units repurchased by the Partnership under the Redemption Offer will be canceled, and will have the status of authorized but unissued Units. The Partnership's obligation to repurchase any Units under the Redemption Offer is conditioned upon its having sufficient funds available to complete the repurchase. The Partnership will use any operating funds as the General Partner, in its sole discretion, may reserve for the purpose of funding the Redemption Offer. The Redemption Offer will be in effect for a 12-month period, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Redemption Offer in its sole discretion. As of June 30, 2010, an aggregate of 3,353 Units had been repurchased by the Partnership pursuant to the Redemption Offer.


Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents decreased by $21,919 to $9,700,321 during the six months ended June 30,

2010 as compared to December 31, 2009. The decrease was due to redemption payments and pre-payments made to limited partners who sold their Units back to the Partnership pursuant to the Redemption Offer which was partially offset by cash provided by operating activities and interest earned. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership.

     None of the recently issued accounting standards had an effect on the Partnership's financial statements.


Real Estate Market

     The Partnership's sole fixed asset as of June 30, 2010, is the Sierra Property, which currently has a vacancy rate of approximately 83% based on leasable square footage. The ongoing softness in the overall economy has hurt the retail sector, thus making it difficult to locate new tenants for the Sierra Property. Also, in the past few years, the Sierra Property has lost all three of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms. One of the anchor tenant spaces was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property, and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property since September 30, 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by the space. The other two anchor tenant spaces are vacant.

     The Partnership continues to market the Sierra Property to potential tenants.

     There can be no assurances that the Partnership's efforts to increase the Sierra Property's occupancy will be successful.


Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009.

     Net income increased by $65,854 to $42,942 for the three-month period ended June 30, 2010, as compared to the same period in 2009. Revenues decreased by $42,746 to $278,493 for the quarter ended June 30, 2010 as compared to the same period in 2009. The decrease in revenues is due to lower rental income from fewer tenants at the Sierra Property during the second quarter of 2010 as compared to the same period in the prior year as well as decreased interest income due to lower interest rates.

     Costs and expenses decreased by $108,600 for the three-month period ended June 30, 2010, as compared to the same period in the prior year. The decrease was due to lower operating, depreciation and management fee expenses that were partially offset by an increase in general and administrative expenses. Operating expenses decreased from reductions in maintenance expenses related to the Sierra Property during the 2010 second quarter as compared to the 2009 second quarter as well as a decrease in utilities. Depreciation expense decreased due to some assets becoming fully depreciated, and management expense decreased due to the decrease in revenues. General and administrative expenses increased mainly due to bad debt expense.

COMPARISON OF OPERATING RESULTS FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009.

     Net income increased by $47,859 to $32,146 for the six-month period ended June 30, 2010, as compared to the same period in 2009. Revenues decreased by $98,032 to $565,096 for the six months ended June 30, 2010 as compared to the same period in 2009. The decrease in revenues is due to lower rental income from fewer tenants at the Sierra Property during the first six months of 2010 as compared to the same period in the prior year as well as decreased interest income due to lower interest rates.

     Costs and expenses decreased by $145,891 for the six-month period ended June 30, 2010, as compared to the same period in the prior year. The decrease was due to lower operating, depreciation and management fee expenses that were partially offset by an increase in general and administrative expenses. Operating expenses decreased due to overall reductions in maintenance expenses related to the Sierra Property as well as lower utilities costs. Depreciation expense decreased due to some assets becoming fully depreciated, and management expense decreased due to the decrease in revenues. General and administrative expenses increased mainly due to bad debt expense partially offset by a decrease in legal and accounting fees.

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


Critical Accounting Policies

     The Partnership's only significant critical accounting policy relates to the evaluation of the fair value of real estate. The Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates. The Partnership did not incur any impairment charges during the first six months of 2010.


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

     Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2010 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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


                                     BIGGEST LITTLE INVESTMENTS L.P.

                                     BY: MAXUM LLC
                                         Its General Partner


                                     BY:     /S/ BEN FARAHI
                                             -------------------
                                                 Ben Farahi
                                                 Manager


                                     DATE:   08/12/2010

                         BIGGEST LITTLE INVESTMENTS, L.P.
                              FORM 10-Q JUNE 30, 2010


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

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

                                /s/ BEN FARAHI
                                --------------
                                    Ben Farahi
                                    Manager of the General Partner

                                    Date: 08/12/10

                                                                  EXHIBIT 32.1

                      BIGGEST LITTLE INVESTMENTS L.P.
                          FORM 10-Q JUNE 30, 2010

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Biggest Little Investments L.P. (the "Partnership") on Form 10-Q for the fiscal quarter ended June 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

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



Date:  August 12, 2010

    /s/ BEN FARAHI
    --------------
        Ben Farahi
        Manager of the General Partner