Form 10-K/A
period 2009-12-31
BIGGEST LITTLE INVESTMENTS LP
filed 2011-01-12
CIK 804671

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------
                                   None

Purpose of This Amendment Filing.

This amendment to the Annual Report on Form 10-K of Biggest Little Investments, L.P. for the year ended December 31, 2009, is filed to correct language in Exhibit 31 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The corrected Exhibit 31 is attached hereto and we are hereby confirming that we will file certifications in the exact form as outlined in Exchange Act Rule 13a-14(a) in future filings.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIGGEST LITTLE INVESTMENTS L.P.

By:  MAXUM LLC
     General Partner


By:  /s/ Ben Farahi                                       Date
     --------------
         Ben Farahi, Manager                              January 12, 2011

     Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                    Title                   Date

     /s/ Ben Farahi             Manager of                January 12, 2011
     --------------         the General Partner
         Ben Farahi

                                                                    EXHIBIT 31

   CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ben Farahi, certify that:

     1. I have reviewed this annual report on Form 10-K of Biggest Little Investments L.P.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13(a) - 15(f) and 15d - 15(f) for the Registrant and I have:

         a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed, under my supervision, to ensure that material information relating to the Registrant is made known to me, particularly during the period in which this report is being prepared:

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting to the Registrant's auditors:

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

                                          /s/ Ben Farahi
                                          --------------
                                              Ben Farahi
                                              Manager of the General Partner

                                              Date: 01/12/11
                                     -5-