Form 10-K
period 2010-12-31
BIGGEST LITTLE INVESTMENTS LP
filed 2011-03-31
CIK 804671

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                    Annual Report Under Section 13 or 15(d) of
                        The Securities Exchange Act of 1934

For the Fiscal Year Ended                                      Commission File
December 31, 2010                                               Number 0-16856

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

                                  775-825-3355
                                ----------------
              (Registrant's Telephone Number, Including Area Code)


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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing
requirements for the past 90 days.    YES __X__  NO ____

     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [X]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------
                                   None

     Certain matters discussed herein contain forward-looking statements including, without limitation, under "Item 1. Business," "Item 2. Property," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. For instance, the Partnership has been, and may continue to be, affected by declining economic conditions that affect the real estate business including the financial condition of tenants, competition, the ability to lease vacant space within the Sierra Property (as defined below) or renew existing leases, increased operating costs (including insurance costs), and the costs associated with, and results of, any Partnership plans to renovate and reposition the Sierra Property, as detailed in filings with the Securities and Exchange Commission made by the Partnership from time to time. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Annual Report on Form 10-K to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


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

     Effective October 1, 2008, Western was dissolved and, as a result of the dissolution, Western's remaining Units were equally distributed to its three members based on each member's one-third ownership of Western. Thus, Western no longer beneficially owns any of the outstanding Units.

     On June 12, 2009, the Amended LP Agreement was amended (the "Second Amendment") by consent of Messrs. Ben and Bahram Farahi, who hold a majority of the Partnership's outstanding Units. Ben Farahi is the manager of the General Partner, and Bahram Farahi is Ben Farahi's brother. The Second Amendment permits the Partnership to invest in any personal property or other non-real estate assets and to invest in joint ventures, partnerships, firms, corporations or other entities where the Partnership would not have a controlling interest in such entities. Prior to the Second Amendment, the Amended LP Agreement limited the Partnership to investments in mortgage notes or real estate assets and to investing in entities only where it would acquire a controlling interest in such entities.

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

     On December 17, 2010, the Partnership participated in first and second senior credit facilities with a group led by a major bank in the aggregate amount of $75 million (the "Credit Facility") to a new casino being developed in Grand Falls, Iowa (the "Borrower"). The Partnership's commitment to the Credit Facility is $3 million under the first lien senior credit facility consisting of a $40 million term loan and a $10 million revolving loan (the "First Facility"), and $1.5 million under the second lien senior credit facility consisting of a $25 million term loan (the "Second Facility"). The Credit Facility may be utilized by the Borrower for a portion of development and construction costs of the casino (the "Project"), to pay for fees and expenses in connection with the Project and for initial working capital needs after completion of the Project. The First Facility matures on December 17, 2014; the Second Facility matures on December 17, 2015. Borrowings are secured by liens on all present and future equity interests of the Borrower and guarantors, substantially all of the real and personal property of the Borrower and guarantors and all products, profits, rents and proceeds of the foregoing. The Credit Facility is guaranteed by the Borrower's parent company and affiliates of the Borrower have signed a completion guaranty on the Project. See "Item 8. Financial Statements - Note 6."

     In 2010, the Partnership began investing in equity in publicly traded companies as an additional investment medium. See "Item 8. Financial Statements - Note 3."

Competition

     The real estate business is highly competitive and the Sierra Property has active competition for tenants from similar properties in the vicinity. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

Tender Offers and Redemptions

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership's limited partners to sell their Units back to the Partnership (the "Redemption Offer"). The Partnership may repurchase whole Units only, at a price reasonably determined by the General Partner based on market considerations. Units repurchased by the Partnership under the Redemption Offer will be canceled, and will have the status of authorized but unissued Units. The Partnership's obligation to repurchase any Units under the Redemption Offer is conditioned upon its having sufficient funds available to complete the repurchase. The Partnership will use any operating funds as the General Partner, in its sole discretion, may reserve for the purpose of funding the Redemption Offer. On August 16, 2010, the Redemption Offer was extended until August 31, 2011, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Redemption Offer in its sole discretion. As of March 10, 2011, an aggregate of 6,709 Units have been repurchased by the Partnership at an approximate average price of $99.04 per Unit pursuant to the Redemption Offer.

     As of March 10, 2011, the Partnership had 174,228 Units outstanding.


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

     On February 19, 2010, the Regional Transportation Commission (the "RTC") formally decided to proceed with plans for widening a section of Moana Lane, a main thoroughfare in Reno on which the Sierra Property is located. The widening will expand Moana Lane from four to six lanes and a portion of the Sierra Property will need to be acquired by the RTC as part of the widening project. The RTC has not yet completed its final design of the project. On January 13, 2011, the RTC made a formal offer of $2,305,230 (the "Offer") to the Partnership, which assumes the taking of approximately 10,026 square feet of utility easement and approximately 25,306 square feet of the Sierra Property's land. In addition, approximately 15,800 square feet of the Sierra Property's buildings will be demolished. The Partnership is currently reviewing the Offer.

Tenants of the Sierra Property

     The Sierra Property is in need of several new tenants, including anchor tenants. Over the past few years, the Sierra Property has lost all of its original anchor tenants and due, in part, to extensive competition for tenants, has not been able to sign new anchor tenants to similar lease terms.

     On August 3, 2010, the Partnership renewed its leasing brokerage agreement with NAI Alliance, which terminates on June 1, 2011.

Renovation

     In 2004, the Partnership began renovation efforts in an attempt to maximize the financial viability of the Sierra Property by demolishing and rebuilding part of the Sierra Property (the "Renovation"). As part of the Renovation, a portion of the shopping center previously occupied by an anchor tenant was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and a hotel casino property adjacent to the Sierra Property (the "Adjacent Property"). The driveway was constructed and put into use on September 30, 2004, and is being shared by, and provides a connection between, the Sierra Property and the Adjacent Property. In January 2004, the Adjacent Property entered into a lease with the Partnership for a 37,368 square foot section of the Sierra Property (including the new driveway). The Adjacent Property has a minimum lease term of 15 years at a current monthly rent of approximately $28,400, subject to increase every 60 months based on the Consumer Price Index. The Adjacent Property also uses part of the common area of the Sierra Property and pays its proportionate share of the common area expense of the Sierra Property. The Adjacent Property has the option to renew the lease for three five-year terms, and, at the end of the extension periods, has the option to purchase the leased section of the Sierra Property at a price to be determined based on an MAI Appraisal. The space being leased by the Adjacent Property provides pedestrian and vehicle access to the Adjacent Property, and the Adjacent Property has use of a portion of the parking spaces at the Sierra Property.

     As of March 10, 2011, approximately 15.8% of the Sierra Property's rentable square footage was occupied. The average effective monthly rent is $1.04 per occupied square foot. This does not include the driveway leased to the Adjacent Property.

Lease Expirations

     The following table details the number of tenants, as of March 10, 2011, whose leases will expire over the next ten years and related information:

                                     Total Sq. Ft.     Annual Rent of     % of Gross
Annual
                 Number of Leases     of Expiring     Expiring Leases     Rent of
Expiring
Year                 Expiring            Leases       at Current Rates        Leases
----             ----------------    -------------    ----------------    ---------------
--
2011                    2                2,000             42,960               5.6%
2012                    2                8,224             83,856              11.0%
2013                    2                4,098             80,491              10.6%
2014                    0                   -                  -                  -
2015 through 2020       1                2,125             42,628               5.6%

     In addition, there are eight spaces totaling approximately 17,357 square feet and representing approximately $14,300 in monthly rent that are currently being leased on a month-to-month basis.

     In addition to its driveway lease, the Adjacent Property leased, through December 31, 2010, approximately 3,400 square feet of office space at the Sierra Property on a month-to-month basis and paid rent of approximately $4,400 per month plus common area maintenance charges for such office space. The Adjacent Property no longer leases this office space from the Partnership.

Depreciation

     Set forth below is a table showing the carrying value, accumulated depreciation and federal tax basis (in thousands) of the Sierra Property as of December 31, 2010:

 Carrying     Accumulated                                   Federal Tax
   Value      Depreciation       Rate          Method          Basis
-----------   ------------     --------     -------------   -----------
 $ 15,268        $3,551        5-30 yrs     Straight Line    $ 13,609


Realty Taxes

     The realty tax rate for the Sierra Property for July 1, 2010, through June 30, 2011, is approximately 3.6463% of assessed value and the real estate taxes to be paid are $233,904.

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

     Removed and reserved.


                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     There is no established public trading market for the Units of the Partnership. As of March 10, 2011, there were approximately 900 holders of Units owning an aggregate of 174,228 Units (including Units held by affiliates of the General Partner).


ITEM 6. SELECTED FINANCIAL DATA

     Not applicable.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     This item should be read in conjunction with the financial statements and other items contained elsewhere in this Annual Report on Form 10-K.

Recent Events

     On February 19, 2010, the Regional Transportation Commission (the "RTC") formally decided to proceed with plans for widening a section of Moana Lane, a main thoroughfare in Reno, Nevada on which the Sierra Property is located. The widening will expand Moana Lane from four to six lanes and a portion of the Sierra Property will need to be acquired by the RTC as part of the widening project. The RTC has not yet completed its final design of the project. On January 13, 2011, the RTC made a formal offer of $2,305,230 (the "Offer") to the Partnership, which assumes the taking of approximately 10,026 square feet of utility easement and approximately 25,306 square feet of the Sierra Property's land. In addition, approximately 15,800 square feet of the Sierra Property's buildings will be demolished. The Partnership is currently reviewing the Offer.

     On December 17, 2010, the Partnership participated in first and second senior credit facilities with a group led by a major bank in the aggregate amount of $75 million (the "Credit Facility") to a new casino being developed in Grand Falls, Iowa (the "Borrower"). The Partnership's commitment to the Credit Facility is $3 million under the first lien senior credit facility consisting of a $40 million term loan and a $10 million revolving loan (the "First Facility"), and $1.5 million under the second lien senior credit facility consisting of a $25 million term loan (the "Second Facility"). The Credit Facility may be utilized by the Borrower for a portion of development and construction costs of the casino (the "Project"), to pay for fees and expenses in connection with the Project and for initial working capital needs after completion of the Project. The First Facility matures on December 17, 2014; the Second Facility matures on December 17, 2015. Borrowings are secured by liens on all present and future equity interests of the Borrower and guarantors, substantially all of the real and personal property of the Borrower and guarantors and all products, profits, rents and proceeds of the foregoing. The Credit Facility is guaranteed by the Borrower's parent company and affiliates of the Borrower have signed a completion guaranty on the Project. See "Item 8. Financial Statements - Note 6."

     On August 3, 2010, the Partnership renewed its leasing brokerage agreement with NAI Alliance, which terminates on June 1, 2011.

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership's limited partners to sell their Units back to the Partnership (the "Redemption Offer"). The Partnership may repurchase whole Units only, at a price reasonably determined by the General Partner based on market considerations. Units repurchased by the Partnership under the Redemption Offer will be canceled, and will have the status of authorized but unissued Units. The Partnership's obligation to repurchase any Units under the Redemption Offer is conditioned upon its having sufficient funds available to complete the repurchase. The Partnership will use any operating funds as the General Partner, in its sole discretion, may reserve for the purpose of funding the Redemption Offer. On August 16, 2010, the Redemption Offer was extended until August 31, 2011, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Redemption Offer in its sole discretion. As of March 10, 2011, an aggregate of 6,709 Units have been repurchased by the Partnership at an approximate average price of $99.04 per Unit pursuant to the Redemption Offer.

Real Estate Market

     The Partnership's sole fixed asset as of December 31, 2010, was the Sierra Property, which currently has a vacancy rate of approximately 84% based on leasable square footage. There has been substantial development of retail space in the Reno area over the past few years especially in close vicinity to the Sierra Property, which has created substantial competition for the Sierra Property. In addition, the ongoing softness in the overall economy has hurt the retail sector, thus adding to the difficulty in locating new tenants for the Sierra Property. Also, in the past few years, the Sierra Property has lost all of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms; two of the spaces are currently vacant. The third anchor tenant space was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property, and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property since September 30, 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by the space.

     There can be no assurances that the Partnership's efforts to increase the Sierra Property's occupancy will be successful.

Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents decreased by $5,662,870 to $4,059,370 during the year ended December 31, 2010, as compared to December 31, 2009. The decrease was due to cash used for various investments including the Partnership's $4,500,000 participation in the Credit Facility, the purchase of securities, as well as to pay for Units repurchased pursuant to the Redemption Offer. These uses of cash were partially offset by approximately $367,000 in cash provided by operating activities and interest earned. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses. See "Item 8. Financial Statements - Note 2."

Results of Operations

Comparison of operating results for the year ended December 31, 2010, as compared to December 31, 2009.

     Net income increased by $68,803 to $11,944 for the year ended December 31, 2010 as compared to a loss of $56,861 in the previous year. Revenues decreased by $122,899 to $1,044,230 for the year ended December 31, 2010, as compared to the same period in 2009. The increase in net income was due to a decrease of $203,343 in costs and expenses, which was partially offset by the decrease in revenues. The decrease in revenues was primarily due to a decrease in rental income as a result of lower occupancy at the Sierra Property during 2010 compared to 2009. In addition, the Partnership received less interest income during 2010 as compared to 2009 due to lower prevailing interest rates.

    The decrease in costs and expenses in 2010 as compared to 2009 was due to lower operating, general and administrative and depreciation expenses, partially offset by an increase in management fees. Operating costs decreased by $130,522, primarily due to the fact that, in 2009, the Partnership incurred many costs to maintain the Sierra Property that it did not incur in 2010. There were also reductions in payroll, property taxes and utilities costs. General and administrative expense decreased in 2010 by $42,207 as a result of decreases in professional services fees that were partially offset by an increase in payroll expense. Depreciation expense decreased by $87,718 as some of the Partnership's assets had fully depreciated during 2009. Management fee expense decreased by $10,396 due to the decrease in revenues. The Partnership also paid to the General Partner a mortgage placement fee in the amount of $67,500 for its services in connection with the Grand Falls Credit Facility.

Critical Accounting Policies

     The Partnership's only significant critical accounting policy relates to the evaluation of the fair value of real estate. The Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term and long-term needs of the Partnership, except that the Partnership may need to obtain financing for any future renovation efforts or other capital projects. The Partnership did not incur any impairment charges during 2010.

     See "Recently Issued Accounting Standards" in "Item 8. Financial Statements - Note 2" for a description of recent accounting standards and their effects on the Partnership's financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS




          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Biggest Little Investments, L.P.

We have audited the accompanying balance sheets of Biggest Little Investments, L.P. as of December 31, 2010 and 2009, and the related statements of operations and comprehensive income, partners' equity, and cash flows for the years then ended. Biggest Little Investments, L.P.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biggest Little Investments, L.P. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Mark Bailey & Company, Ltd.
Reno, Nevada
March 30, 2011

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS

                                                       December 31,
                                               -------------------------
                                                   2010         2009
                                               ------------ ------------
ASSETS

 Current Assets
  Cash and cash equivalents................... $  4,059,370  $  9,722,240
  Short-term investments - CDs................      246,604            -
  Trade and other receivables, net............       28,355        18,353
  Securities..................................      814,250            -
  Prepaid expense.............................       12,301         3,612
                                               ------------  ------------
    Total Current Assets                          5,160,880     9,744,205
                                               ------------  ------------
 Long-Term Assets
  Restricted cash.............................    3,000,000            -
  Notes receivable............................    1,500,000            -
                                               ------------  ------------
    Total Long-Term Assets                        4,150,000            -
                                               ------------  ------------

 Property, Plant and Equipment, net...........   11,716,392    12,103,447
                                               ------------  ------------
     Total assets............................. $ 21,377,272  $ 21,847,652
                                               ============  ============

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

    Accounts payable, accrued expenses and
      unclaimed property...................... $     30,048  $     40,162
    Rent prepaid..............................           -             35
    Tenant deposits...........................       20,953        24,147
                                               ------------  ------------
  Total liabilities...........................       51,001        64,344
                                               ------------  ------------

  Commitments and Contingencies

    Partners' equity

    Limited partners' equity (175,377 units at
     12/31/10 and 180,937 at 12/31/09 issued
     and outstanding).........................   20,807,941    21,350,331
    Prepaid redemption........................      (45,260)     (127,635)
    Accumulated other comprehensive income....        2,679            -
    General partner's equity..................      560,911       560,612
                                               ------------  ------------
  Total partners' equity......................   21,326,271    21,783,308
                                               ------------  ------------
     Total liabilities and partners' equity... $ 21,377,272  $ 21,847,652
                                               ============  ============


The accompanying Notes to Financial Statements are an integral part of these statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
               STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                             Year ended December 31,
                                           ---------------------------
                                               2010           2009
                                           ------------   ------------
Revenues
  Rental revenue........................   $    988,533   $  1,163,606
  Fee revenue...........................         45,167             -
  Other revenue.........................         10,530          3,523
                                           ------------   ------------
     Net revenues.......................      1,044,230      1,167,129
                                           ------------   ------------
Costs and Expenses
  Operating expenses....................        505,517        636,039
  General and administrative............        135,732        177,939
  Depreciation..........................        387,056        474,774
  Management fees.......................         63,846         74,242
  Mortgage placement fee................         67,500             -
                                           ------------   ------------
     Total costs and expenses...........      1,159,651      1,362,994
                                           ------------   ------------
     Loss from operations...............       (115,421)      (195,865)
                                           ------------   ------------
Other Income
  Other income..........................         55,729             -
  Interest income.......................         71,636        139,004
                                           ------------   ------------
     Total other income.................        127,365        139,004
                                           ------------   ------------
     Net income (loss)..................   $     11,944   $    (56,859)
                                           ============   ============

Other Comprehensive Income:
  Unrealized gain from securities.......   $      2,679   $         -
                                           ------------   ------------
     Comprehensive income/(loss)........   $     14,623   $    (56,859)
                                           ============   ============

Net income (loss) attributable to:

     Limited partners...................   $     11,645   $    (55,438)

     General partner....................            299         (1,421)
                                           ------------   ------------
                                           $     11,944   $    (56,859)
                                           ============   ============

NET INCOME (LOSS) PER UNIT OF LIMITED
    PARTNERSHIP INTEREST                   $       0.07   $      (0.31)
                                           ============   ============

WEIGHTED AVERAGE UNITS OUTSTANDING              175,377        180,937
                                           ============   ============



The accompanying Notes to Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                     STATEMENTS OF PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2010 AND 2009


                               Limited                                   General
Total
                              Partners'     Prepaid     Comprehensive   Partner's
Partners'
                               Equity     Redemption        Income        Equity
Equity
                             -----------  -----------   ------------   -----------   ----
-------
Balance - December 31, 2008  $21,405,769  $        -    $         -    $   562,033
$21,967,802

  Net loss.................      (55,438)          -              -         (1,421)
(56,859)

  Prepayment for Unit
    Repurchases............           -      (127,635)            -             -
(127,635)
                             -----------  -----------   ------------   -----------   ----
-------
Balance - December 31, 2009   21,350,331     (127,635)            -        560,612
21,783,308

  Net income...............       11,645           -              -            299
 11,944

  Comprehensive income......          -            -           2,679            -
  2,679

  Payment for Unit
    repurchases............     (554,035)          -              -             -
(554,035)

  Prepayment for Unit
    repurchases............           -        82,375             -             -
 82,375
                             -----------  -----------    -----------   -----------   ----
-------
Balance - December 31, 2010  $20,807,941  $   (45,260)   $     2,679   $   560,911
$21,326,271
                             ===========  ===========    ===========   ===========
===========


The accompanying Notes to Financial Statements are an integral part of these statements.

                      BIGGEST LITTLE INVESTMENTS L.P.
                          STATEMENTS OF CASH FLOWS



                                                 Years ended December 31,
                                                --------------------------
                                                    2010          2009
                                                ------------  ------------
Cash flows from operating activities:
  Net income (loss)............................ $     11,944  $    (56,859)
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation.............................      387,056       474,774
   Changes in assets and liabilities:
      (Increase) decrease in tenant receivables
        and prepaid expense....................      (18,691)        4,462
      Decrease in accounts payable, accrued
        expenses and other liabilities.........      (13,343)       (6,294)
                                                ------------  ------------
    Net cash provided by operating activities..      366,966       416,083
                                                ------------  ------------

Cash flows from investing activities:
    Cash used for the purchase of securities...     (811,571)           -
    Cash used for short-term investment - CD...     (246,605)           -
    Cash used to fund Grand Falls second lien
      facility.................................   (1,500,000)           -
    Cash restricted for future funding of
      Grand Falls first lien facility..........   (3,000,000)           -
                                                ------------  ------------
    Net cash used in investing activities......   (5,558,176)           -
                                                ------------  ------------

Cash flows from financing activities:
    Cash used for payment of redemption of
      limited partnership units................     (426,400)           -
    Cash used for prepayment of redemption of
      limited partnership units................      (45,260)     (127,635)
                                                ------------  ------------
    Net cash used in financing activities......     (471,660)     (127,635)
                                                ------------  ------------

Net (decrease) increase in cash................   (5,662,870)      288,448

Cash and cash equivalents, beginning of year...    9,722,240     9,433,792
                                                ------------  ------------
Cash and cash equivalents, end of year......... $  4,059,370  $  9,722,240
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

     The Partnership had an investment in a mortgage loan (the "Sierra Loan") issued in 1989 in the amount of $6,500,000 to a public limited partnership. In March 2003, the Partnership acquired the deed to the property securing the Sierra Loan, a shopping center commonly known as the Sierra Marketplace located in Reno, Nevada (the "Sierra Property"), in lieu of foreclosing on the Sierra Loan. The Sierra Property consists of approximately 213,000 square feet of net rentable area and occupies 18.67 acres, consisting primarily of two main buildings with spaces for two anchor tenants, with surface parking for approximately 1,100 automobiles. The Sierra Property is approximately 84% vacant.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Provision for Impairment

     Property is stated at cost, less accumulated depreciation. Since acquisition, property has been depreciated principally on a straight-line basis over the estimated service lives as follows:

     Land improvements............    5 years
     Buildings....................   30 years
     Building improvements........ 5-30 years

     In accordance with the Accounting Standards Codification ("ASC") Section 360, the Partnership evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. As of December 31, 2010, the Partnership's only operating asset was the Sierra Property and the Partnership determined that none of its long-lived assets were impaired at such date.

Allowance for Doubtful Accounts

     The Partnership monitors its accounts receivable balances on a monthly basis to ensure they are collectible. On a quarterly basis, the Partnership uses its historical experience to determine its accounts receivable reserve. The Partnership's allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. The Partnership evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations. In these cases, management uses judgment, based upon the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. The Partnership also establishes a general reserve based upon a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, the Partnership's estimate of the recoverability of amounts due the Partnership could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known. The Partnership currently does not have a reserve for bad debt.

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

     Interest income has been reclassified into "Other Income" for 2010 and the 2009 presentation has been modified to reflect such reclassification. This reclassification had no effect on the Partnership's net income for 2009 or for any other period.

Fair Value of Financial Instruments

     The Partnership uses the following hierarchy to prioritize the inputs used in measuring fair value in accordance with ASC Section 820:

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

     Financial instruments including cash and cash equivalents, trade and notes receivable, securities, accounts payable and accrued expenses are carried in the financial statements at amounts that approximated fair value at December 31, 2010. See Note 3.

Net Income Per Unit of Limited Partnership Interest

     Net income per unit of limited partnership interest (each individually a "Unit" and, together, the "Units") is computed based upon the weighted average number of Units outstanding (175,377 Units at December 31, 2010, and 180,937 Units at December 31, 2009) during the year.

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership's limited partners to sell their Units back to the Partnership (the "Redemption Offer"). The Partnership may repurchase whole Units only, at a price reasonably determined by the General Partner based on market considerations. Units repurchased by the Partnership under the Redemption Offer will be canceled, and will have the status of authorized but unissued Units. The Partnership's obligation to repurchase any Units under the Redemption Offer is conditioned upon its having sufficient funds available to complete the repurchase. The Partnership will use any operating funds as the General Partner, in its sole discretion, may reserve for the purpose of funding the Redemption Offer. On August 16, 2010, the Redemption Offer was extended until August 31, 2011, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Redemption Offer in its sole discretion. As of December 31, 2010, an aggregate of 5,560 Units had been repurchased by the Partnership at an approximate average price of $99.65 per Unit pursuant to the Redemption Offer.

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

Recently Issued Accounting Standards

     In July 2010, the Financial Accounting Standards Board issued ASU 2010-20
- Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires reporting companies to provide additional disclosures for the purpose of facilitating financial statement users' evaluation of the reporting company's nature of credit risk inherent in the entity's financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and any changes and reasons for such changes in the allowance for credit losses. On December 17, 2010, the Partnership participated in a credit facility to a new casino being developed in Grand Falls, Iowa (see Note 6). The Partnership funded $1.5 million under the Second Facility (as defined in Note 6) and recorded this funding as a note receivable. As of December 31, 2010, the Partnership has not established an allowance for credit losses under this note as it had no reason to believe that this note will not be repaid as of such date.


NOTE 3. FAIR VALUE MEASUREMENTS

     The Partnership holds certain financial assets which are required to be measured at fair value on a recurring basis in accordance with ASC Section
820. The following table summarizes the Partnership's securities holdings as of December 31, 2010:

                                     Fair Value Measurement
                                ---------------------------------
                                 Level 1     Level 2     Level 3      Total
                                ----------  ---------   ---------   ---------
Available for Sale Securities   $ 814,250   $      -    $      -    $  814,250
Short-term investment - CD        246,604          -           -       246,604
                                ----------  ---------   ---------   ----------
Total                           $1,060,854  $      -    $      -    $1,060,854
                                ==========  =========   =========   ==========


NOTE 4. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     Beginning in April 2007, affiliates of the General Partner began leasing office space at the Sierra Property and pay monthly rent of $2,408. The General Partner uses a portion of this office space and participates in such rent payments.

     In 2004, the Partnership began renovation efforts in an attempt to maximize the financial viability of the Sierra Property by demolishing and rebuilding part of the Sierra Property (the "Renovation"). As part of the Renovation, a portion of the shopping center previously occupied by an anchor tenant was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and a hotel casino property adjacent to the Sierra Property (the "Adjacent Property"). The driveway was constructed and put into use on September 30, 2004, and is being shared by, and provides a connection between, the Sierra Property and the Adjacent Property. In January 2004, the Adjacent Property entered into a lease with the Partnership for a 37,368 square foot section of the Sierra Property (including the new driveway). The Adjacent Property has a minimum lease term of 15 years at a current monthly rent of approximately $28,400, subject to increase every 60 months based on the Consumer Price Index. The Adjacent Property also uses part of the common area of the Sierra Property and pays its proportionate share of the common area expense of the Sierra Property. The Adjacent Property has the option to renew the lease for three five-year terms, and, at the end of the extension periods, has the option to purchase the leased section of the Sierra Property at a price to be determined based on an MAI Appraisal. The space being leased by the Adjacent Property provides pedestrian and vehicle access to the Adjacent Property, and the Adjacent Property has use of a portion of the parking spaces at the Sierra Property.

     In addition to the driveway lease, the Adjacent Property was leasing, until December 31, 2010, approximately 3,400 square feet of office space at the Sierra Property on a month-to-month basis and was paying approximately $4,400 per month in rent plus common area expenses for such space.

     Ben Farahi, the Manager and sole member of the General Partner, was, until May 26, 2006, Co-Chairman of the Board, Chief Financial Officer, Secretary, and Treasurer of Monarch Casino & Resort, Inc., the owner of the Adjacent Property, and still owned approximately 12.1% of Monarch's outstanding common stock as of December 31, 2010.

     The Partnership received $472,709 and $501,605 in rental revenue and common area charges from the Adjacent Property during 2010 and 2009, respectively, for the driveway and the leased spaces.

     Accounting rules define transactions with related parties as transactions which are not arm's-length in nature and, therefore, may not represent fair market value.

Compensation of the General Partner

     The General Partner is the manager of the Sierra Property. The General Partner received $63,846 and $74,242 for the years ended December 31, 2010, and 2009, respectively, for such management services; included in these amounts is three percent of the monthly interest earned on the Partnership's cash in savings and money market accounts, which the Partnership began paying to the General Partner in 2006. Also, pursuant to the Amended LP Agreement, the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including without limitation the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, for the year ended December 31, 2010, the General Partner was allocated income of $299.

     Also pursuant to the Amended LP Agreement, the General Partner shall receive mortgage placement fees for services rendered in connection with the Partnership's mortgage loans. These fees may not exceed such compensation customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographical location for comparable mortgage loans. The General Partner is entitled to certain fees for compensation of services rendered. For the year ended December 31, 2010, the General Partner earned $67,500 in mortgage placement fees for services rendered in connection with the Partnership's participation in the Grand Falls Credit Facility (see Note 6.).


NOTE 5. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                December 31,        December 31,
                                    2010                2009
                                ------------        ------------
Land........................... $  3,198,574        $  3,198,574
Building and improvements......   12,069,070          12,069,070
                                ------------        ------------
                                  15,267,644          15,267,644
                                ------------        ------------
Accumulated depreciation.......   (3,551,252)         (3,164,197)
                                ------------        ------------
                                $ 11,716,392        $ 12,103,447
                                ============        ============

NOTE 6. NOTES RECEIVABLE

     On December 17, 2010, the Partnership participated in first and second senior credit facilities with a group led by a major bank in the aggregate amount of $75 million (the "Credit Facility") to a new casino being developed in Grand Falls, Iowa (the "Borrower"). The Partnership's commitment to the Credit Facility is $3 million under the first lien senior credit facility consisting of a $40 million term loan and a $10 million revolving loan (the "First Facility"), and $1.5 million under the second lien senior credit facility consisting of a $25 million term loan (the "Second Facility"). The Credit Facility may be utilized by the Borrower for a portion of the development and construction costs of the casino (the "Project"), to pay for fees and expenses in connection with the Project and for initial working capital needs after completion of the Project.

     The First Facility matures on December 17, 2014; the Second Facility matures on December 17, 2015. Borrowings are secured by liens on all present and future equity interests of the Borrower and guarantors, substantially all of the real and personal property of the Borrower and guarantors and all products, profits, rents and proceeds of the foregoing. The Credit Facility is guaranteed by the Borrower's parent company and affiliates of the Borrower have signed a completion guaranty on the Project.

     The Credit Facility contains covenants customary and typical for a facility of this nature, including, but not limited to, covenants restricting the use of proceeds, the Borrower's ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments. The Credit Facility also contains covenants that allow the lead lender to monitor construction of the Project, as well as covenants requiring that the Borrower maintain certain minimum financial ratios.

     The available commitment under the revolving loan is subject to quarterly reductions commencing on the earlier of either the second full quarter after the completion of the Project or March 30, 2012. The Borrower may permanently reduce the maximum commitment available and the revolving loan may be prepaid without penalty at any time after December 10, 2012 (certain LIBOR breakage costs and call protection fees are applicable prior to December 17, 2012).

     The Borrower paid various one-time fees and other loan costs upon the closing of the Credit Facility.

     At the Borrower's option, the First Facility will bear interest based either on a base rate (as defined in the Credit Facility agreement) plus an interest rate margin of 6.00%, or on one, three or six-month LIBOR rate plus an interest rate margin of 7.00% (in no event shall LIBOR be less than 2.00%). The First Facility will bear a 1.50% upfront fee and a 2.00% annual non-usage fee payable to the Partnership; such funds are to be totally advanced by August 15, 2011. The Second Facility will bear interest at a rate of 15.00%. Interest started accruing on December 17, 2010, and may not be prepaid until the First Facility is paid off. Any pre-payment on the Second Facility prior to December 10, 2013, is subject to call protection fees. The Second Facility may only be drawn on after an initial $50 million in Borrower equity is spent on the construction of the casino project. The First Facility may only be drawn on after the Second Facility has been fully drawn on. As of December 31, 2010, the Second Facility had been fully drawn on, and the First Facility had not been drawn on. Based on an agreement with the lead lender, the Partnership's $3 million commitment under the First Facility has been placed into restricted cash.

     All participants, including the Partnership, executed an intercreditor agreement concerning the sharing of collateral contributions among the participants.

     The Partnership's General Partner received a mortgage placement fee of 1.5% of the Partnership's total commitment under the Credit Facility for its services in connection with the placement of the Credit Facility.

NOTE 7. MINIMUM FUTURE RENTAL REVENUES

     The Partnership leases office space to various tenants under a variety of terms, including escalation provisions, renewal options and obligations of the tenants to reimburse operating expenses.

     The aggregate future minimum fixed lease payments receivable under noncancellable leases at December 31, 2010, are as follows:

          2011 .......... $   574,291
          2012 ..........     485,943
          2013 ..........     451,244
          2014 ..........     387,793
          2015 ..........     372,732
          Thereafter ....   1,277,802
                          -----------
                          $ 3,549,805
                          ===========

NOTE 8. RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

     A reconciliation of net income per financial statements to the tax basis of accounting is as follows:

                                         Year ended December 31,
                                       --------------------------
                                            2010         2009
                                       ------------- ------------
Net income (loss) per financial
  statements                           $     11,944 $   (56,859)
Reconciliation of net income per books
  to tax basis accounting:
     Depreciation                            46,745      133,299
     Prepaid rent                               (35)        (965)
     Bad debt expense                            -        11,675
     Other tax adjustments                       -            78
                                       ------------- ------------
Net income per tax basis               $     58,654  $    87,228
                                       ============= ============

     The differences between the Partnership's net assets per financial statements and tax basis of accounting are as follows:

                                         Year ended December 31,
                                       --------------------------
                                            2010         2009
                                       ------------- ------------
Net assets per financial statements    $ 21,326,271  $ 21,783,308
Reconciliation of net assets per books
  to tax basis accounting:
     Tax basis in property                1,067,195     1,067,195
     Accumulated depreciation               531,682       484,937
     Prepaid rent                                -             35
     Unrealized gain from securities         (2,679)           -
Syndication costs                         2,230,944     2,230,944
Other tax adjustments                        10,085        10,085
                                       ------------- ------------
Net assets per tax basis               $ 25,163,498  $ 25,576,504
                                       ============= ============

NOTE 9. LITIGATION

     None.

NOTE 10. SUBSEQUENT EVENTS

     On February 19, 2010, the Regional Transportation Commission (the "RTC") formally decided to proceed with plans for widening a section of Moana Lane, a main thoroughfare in Reno on which the Sierra Property is located. The widening will expand Moana Lane from four to six lanes and a portion of the Sierra Property will need to be acquired by the RTC as part of the widening project. The RTC has not yet completed its final design of the project. On January 13, 2011, the RTC made a formal offer of $2,305,230 (the "Offer") to the Partnership, which assumes the taking of approximately 10,026 square feet of utility easement and approximately 25,306 square feet of the Sierra Property's land. In addition, approximately 15,800 square feet of the Sierra Property's buildings will be demolished. The Partnership is currently reviewing the Offer.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the Partnership in its periodic reports filed or submitted by the Partnership under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Partnership in its periodic reports that are filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2010, to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in our internal controls that could materially affect the disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls.

Management's Annual Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.
                                     -23-



     Additionally, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Partnership's internal control over financial reporting that occurred during the fourth quarter of 2010, nor were there any significant deficiencies or material weaknesses in our internal controls.

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


ITEM 9B. OTHER INFORMATION

     None.



                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

     The Partnership has no officers or directors. The General Partner, Maxum LLC, a Nevada limited liability company, manages and controls substantially all of Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. Ben Farahi has been the sole manager of the General Partner since its formation in 2001 and, as such, exercises the powers associated with the board of directors and executive officers of a corporation.

     Mr. Farahi, age 58, was, until May 26, 2006, Co-Chairman of the Board, Chief Financial Officer, Secretary, and Treasurer of Monarch Casino & Resort, Inc. which, through its wholly-owned subsidiary Golden Road Motor Inn, Inc., a Nevada company, owns and operates the tropically themed Atlantis Casino Resort in Reno, Nevada. Since September 1, 1978, Mr. Farahi has been a partner in Farahi Investment Company, which is involved in real estate investment and development. He was also a director of the Bank of North Las Vegas from 2006 until January 2011. Mr. Farahi is also the Manager of the General Partner. Mr. Farahi holds a mechanical engineering degree from the University of California at Berkeley and a MBA degree in accounting from the California State University, Hayward.

     Although the Partnership does not have a board of directors or, accordingly, an audit committee, Mr. Farahi, as the managing member of the General Partner, qualifies as a "financial expert" as defined in Securities and Exchange Commission Regulation S-K.


ITEM 11. EXECUTIVE COMPENSATION

     Under the Amended LP Agreement, the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including without limitation the Partnership's cash flow from operations and disposition proceeds. For the fiscal year ended December 31, 2010, the General Partner was allocated income of $299 from the Partnership. See "Item 13. Certain Relationships and Related Transactions, and Director Independence" for information regarding amounts paid to affiliates of the General Partner by the Partnership for services provided by them in fiscal year 2010. The General Partner is the manager of the Sierra Property and received $63,846 in 2010 for such management services; included in these amounts is three percent of the monthly interest earned on the Partnership's cash in savings and money market accounts, which the Partnership began paying to the General Partner in 2006. Also, pursuant to the Amended LP Agreement, the General Partner may receive development fees from the Partnership but did not earn any such development fees in 2010 or 2009. In 2010, the General Partner earned $67,500 in mortgage placement fees for services rendered related to the Partnership's participation in the Grand Falls Credit Facility.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     (a)  Security Ownership of Certain Beneficial Owners.

     Except as set forth below, no person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 10, 2011:

                                           Number of         % of
Name of Beneficial Owners                  Units Owned       Class
-------------------------                  -----------       -----
Ben Farahi(1)                              65,326            37.5%
John Farahi(2)                             30,634(3)         17.6%
Bob Farahi(3)                              30,634(3)         17.6%

       (1) Mr. Ben Farahi's principal business address is 3702 S. Virginia St., Unit G2, Reno, Nevada 89502.
       (2) Mr. John Farahi's principal business address is 3800 S. Virginia St., Reno, Nevada 89502.
       (3) Mr. Bob Farahi's principal business address is 3702 S. Virginia St., Unit G2, Reno, Nevada 89502.

     (b)  Security Ownership of Management.

     At March 10, 2011, neither the General Partner nor its members, manager or affiliates owned any Units except as indicated in (a) above.

     (c)  Changes in Control.

     There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

     See "Item 8. Financial Statements - Note 4. "Conflicts of Interest and Transactions with Related Parties."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The General Partner has not appointed Mark Bailey & Co., Ltd. ("Mark Bailey & Co.") or any other firm as independent auditors to audit the consolidated financial statements of the Partnership for 2011.

Audit Fees. The Partnership paid Mark Bailey & Co. audit fees of approximately $20,000 for the year ended December 31, 2010, and $22,000 for the year ended December 31, 2009 for professional services rendered for the audit of the Partnership's annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings and engagements for those fiscal years.

Audit Related Fees. The Partnership paid Mark Bailey & Co. audit related fees in the amount of $12,000 for the year ended December 31, 2010 and $13,200 for the year ended December 31, 2009 for assurance and related services that are reasonably related to the performance of the audit or review of the Partnership's financial statements.

Tax Fees. The Partnership paid Mark Bailey & Co. tax services fees of $5,500 for the year ended December 31, 2010, and $6,000 for the year ended December 31, 2009.

Other Fees. The Partnership did not pay any other fees to Mark Bailey & Co. for the years ended December 31, 2010 or 2009.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The Exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K and incorporated in this Annual Report as set forth in said Index.


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIGGEST LITTLE INVESTMENTS L.P.

By:  MAXUM LLC
     General Partner


By:  /s/ Ben Farahi                                       Date
     --------------
         Ben Farahi, Manager                              March 30, 2011

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                    Title                   Date

     /s/ Ben Farahi             Manager of                March 30, 2011
     --------------         the General Partner
         Ben Farahi

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

  (D) Amendment to Certificate of Limited Partnership filed on February 5, 1988 with the State of Delaware (incorporated by reference to Post-
          Effective Amendment No. 2 to Registration Statement filed by the Partnership with the Securities and Exchange Commission in 1988.

  (E)     Certificate of Amendment to Certificate of Limited
          Partnership dated as of January 1, 2002, filed on January 29, 2002 with the State of Delaware
          (incorporated by reference to Exhibit 3(e) to the Partnership's Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2002.


  (F)     Certificate of Amendment to Certificate of Limited
          Partnership filed on November 9, 2003 with the State of Delaware (incorporated by reference to Exhibit
          3(F) to the Partnership's Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2004.

4.

(A)     Amendment No. 2 to Second Amended and Restated
          Limited Partnership Agreement of Biggest Little
          Investments, L.P. (incorporated by reference to Exhibit 99.1 to the Partnership's Form 8-K filed with the Securities and Exchange Commission on June
          17, 2009).

                                      -27-



  (B)     Amendment No. 1 to Second Amended and Restated
          Limited Partnership Agreement of Biggest Little
          Investments, L.P. (incorporated by reference to Exhibit 4(A) to the Partnership's Form 10-KSB filed
          With the Securities and Exchange Commission on March
          25, 2008).


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

                                                                    EXHIBIT 31

   CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ben Farahi, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Biggest Little Investments, L.P.;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a - 15(f) and 15d - 15(f) for the Registrant and I have:

        a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Registrant is made known to me, particularly during the period in which this report is being prepared:

        b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

        c) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        d) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant's auditors:

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

                                              Date: 3/30/11

                                                                    Exhibit 32

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Biggest Little Investments, L.P. (the "Partnership"), on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:  March 30, 2011          /s/ Ben Farahi
                               --------------
                                   Ben Farahi,
                                   Manager of the General Partner