Form 10-Q
period 2011-03-31
BIGGEST LITTLE INVESTMENTS LP
filed 2011-05-12
CIK 804671

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2011


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

                               (775) 825-3355
                        -----------------------------
                        Registrant's telephone number

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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]



                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS

                                                MARCH 31,        DECEMBER 31,
                                                  2011               2010
                                               (UNAUDITED)
                                              -------------      ------------
ASSETS

 Current Assets
  Cash and cash equivalents................... $ 2,982,309       $ 4,059,370
  Short-term investments - CDs................     246,866           246,604
  Trade and other receivables, net............      32,387            28,355
  Securities..................................   1,749,050           814,250
  Prepaid expense.............................      71,771            12,301
                                               -----------       -----------
    Total Current Assets                         5,082,383         5,160,880
                                               -----------       -----------
 Long-Term Assets
  Restricted cash.............................   3,000,000         3,000,000
  Notes receivable............................   1,500,000         1,500,000
                                               -----------       -----------
    Total Long-Term Assets                       4,500,000         4,500,000
                                               -----------       -----------

  Property, plant and equipment, net..........  11,619,628        11,716,392
                                               -----------       -----------
     Total assets............................. $21,202,011       $21,377,272
                                               ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

     Accounts payable, accrued expenses and
       unclaimed property..................... $    29,203       $    30,048
     Tenant deposits..........................      19,508            20,953
                                               -----------       -----------
  Total liabilities...........................      48,711            51,001
                                               -----------       -----------

  Commitments and contingencies

    Partners' equity
     Limited partners' equity (173,421 units
       issued and outstanding at 3/31/11;
       175,377 at 12/31/10)...................  20,680,682        20,807,941
     Prepaid redemption.......................        (990)          (45,260)
     Accumulated other comprehensive (loss)
       income.................................     (87,381)            2,679
     General partner's equity.................     560,989           560,911
                                               -----------       -----------
  Total partners' equity......................  21,153,300        21,326,271
                                               -----------       -----------
Total liabilities and partners' equity........ $21,202,011       $21,377,272
                                               ===========       ===========

The accompanying Notes are an integral part of these Financial Statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
       STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)(UNAUDITED)


                                                   FOR THE THREE MONTHS ENDED
                                                   --------------------------
                                                     MARCH 31,     MARCH 31,
                                                       2011          2010
                                                   ------------  ------------
Revenues
  Rental revenues.................................. $   220,659   $   266,015
  Fee revenues.....................................      15,000            -
  Other revenues...................................       2,450            -
                                                    -----------   -----------
     Total revenues................................     238,109       266,015
                                                    -----------   -----------
Costs and expenses
  Operating expenses...............................     130,470       124,640
  General and administrative.......................      52,572        59,495
  Depreciation.....................................      96,764        96,764
  Management fees..................................      18,653        16,499
                                                    -----------   -----------
     Total costs and expenses......................     298,459       297,398
                                                    -----------   -----------
     Loss From Operations.......................... $   (60,350)  $   (31,383)
                                                    -----------   -----------

Other Income and Expenses
  Interest income..................................      63,671        20,587
  Interest expense.................................        (160)           -
                                                    -----------   -----------
    Total Other Income.............................      63,511        20,587
                                                    -----------   -----------
    Net Income (Loss)                                     3,161       (10,796)
                                                    ===========   ===========

Other Comprehensive Income
  Unrealized loss from securities..................     (87,381)           -
                                                    -----------   -----------
    Comprehensive Income (Loss)....................     (87,381)      (10,796)
                                                    ===========   ===========


Net Income/(Loss) Attributable To:

  Limited partners................................. $     3,082   $   (10,526)

  General partner..................................          79          (270)
                                                    -----------   -----------
                                                    $     3,161   $   (10,796)
                                                    ===========   ===========

Net income/(loss) per unit of limited partnership
  interest (173,421 and 178,822 weighted average
  units outstanding for the three months ended
  March 31, 2011 and March 31, 2010, respectively). $      0.02   $     (0.06)
                                                    ===========   ===========

The accompanying Notes are an integral part of these Financial Statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                  FOR THE THREE MONTHS ENDED
                                                 ----------------------------
                                                    March 31,     March 31,
                                                      2011          2010
                                                 -------------  -------------
Cash flows from operating activities:
  Net income/(loss)............................. $       3,161  $    (10,796)
   Adjustments to reconcile net income/(loss) to
    net cash provided by operating activities:
    Depreciation ...............................        96,764         96,764
   Changes in assets and liabilities:
    Increase in receivables.....................        (4,032)        (3,111)
    Increase in prepaid expense.................       (59,470)       (67,519)
    (Decrease) increase in accounts payable,
     accrued expenses, and other liabilities....        (2,290)         6,692
    Increase in short-term investments - CD.....          (262)            -
                                                 -------------   ------------
   Net cash provided by operating activities....        33,871         22,030
                                                 -------------   ------------

Cash flows from investing activities:
  Cash used for the purchase of securities......    (1,024,862)            -
                                                 -------------   ------------
     Net cash used in investing activities......    (1,024,862)            -
                                                 -------------   ------------

Cash flows from financing activities:
  Cash used for payment of redemption of
    limited partnership units...................       (85,080)       (86,600)
  Cash used for prepayment of redemption of
    limited partnership units...................          (990)            -
                                                 -------------   ------------
     Net cash used in financing activities......       (86,070)       (86,600)
                                                 -------------   ------------

Net (decrease)/increase in cash and cash
   Equivalents..................................    (1,077,061)       (64,570)

Cash and cash equivalents, beginning of period..     4,059,370      9,722,240
                                                 -------------   ------------
Cash and cash equivalents, end of period........ $   2,982,309    $ 9,657,670
                                                 =============   ============



The accompanying Notes are an integral part of these Financial Statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL INFORMATION

     Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures made are adequate to make the information not misleading. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Biggest Little Investments, L.P. (the "Partnership") Annual Report on Form 10-K for the year ended December 31, 2010. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2010, was derived from audited financial statements at such date.

     The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

     In accordance with the Accounting Standards Codification ("ASC") Section 360, the Partnership evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. As of March 31, 2011, the Partnership's only operating asset was the Sierra Marketplace Shopping Center located in Reno, Nevada (the "Sierra Property") and the Partnership determined that none of its long-lived assets were impaired as of such date.

Allowance for Doubtful Accounts

     The Partnership monitors its accounts receivable balances on a monthly basis to ensure they are collectible. On a quarterly basis, the Partnership uses its historical experience to determine its accounts receivable reserve. The Partnership's allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. The Partnership evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations. In these cases, management uses judgment, based upon the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. The Partnership also establishes a general reserve based upon a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, the Partnership's estimate of the recoverability of amounts due the Partnership could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known. As of March 31, 2011, the Partnership did not have a reserve for bad debt.

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

     Interest income has been reclassified into "Other Income" for the period ended March 31, 2011, and the prior year presentation has been modified to reflect such reclassification. This reclassification had no effect on the Partnership's net income for period ended March 31, 2010, or for any other period.

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

     Financial instruments including cash and cash equivalents, trade and notes receivable, securities, accounts payable and accrued expenses are carried in the financial statements at amounts that approximated fair value at March 31, 2011. See "Note 3. Fair Value Measurements."

Net Income/(Loss) Per Unit of Limited Partnership Interest

     Net income/(loss) per unit of limited partnership interest (each individually, a "Unit" and, together, the "Units") is computed based upon the weighted average number of Units outstanding (173,421 for the three months ended March 31, 2011 and 178,822 for the three months ended March 31, 2010) during the period then ended.

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership's limited partners to sell their Units back to the Partnership (the "Redemption Offer"). The Partnership may repurchase whole Units only, at a price reasonably determined by the General Partner based on market considerations. Units repurchased by the Partnership under the Redemption Offer will be canceled, and will have the status of authorized but unissued Units. The Partnership's obligation to repurchase any Units under the Redemption Offer is conditioned upon it having sufficient funds available to complete the repurchase. The Partnership will use any operating funds as the General Partner, in its sole discretion, may reserve for the purpose of funding the Redemption Offer. On August 16, 2010, the Redemption Offer was extended until August 31, 2011, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Redemption Offer in its sole discretion. As of March 31, 2011, an aggregate of 7,516 Units had been repurchased by the Partnership at an approximate average price of $100.22 per Unit pursuant to the Redemption Offer.

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


NOTE 3. FAIR VALUE MEASUREMENTS

     The Partnership holds certain financial assets which are required to be measured at fair value on a recurring basis in accordance with ASC Section
820. The following table summarizes the Partnership's securities holdings as of March 31, 2011:

                                     Fair Value Measurement
                                ---------------------------------
                                 Level 1     Level 2     Level 3       Total
                                ----------  ---------   ---------   ----------
Available for Sale Securities   $1,749,050  $      -    $      -    $1,749,050
Short-term investment - CD         246,866         -           -       246,866
                                ----------  ---------   ---------   ----------
Total                           $1,995,916  $      -    $      -    $1,995,916
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

     In addition to the driveway, the Adjacent Property also leases approximately 6,900 square feet of storage space at the Sierra Property and pays rent of approximately $3,450 per month for such storage space.

     Ben Farahi, the manager of the General Partner, was, until May 26, 2006, Co-Chairman of the Board, Chief Financial Officer, Secretary, and Treasurer of Monarch. He owned approximately 12.1% of Monarch's outstanding common stock as of March 31, 2011.

     Accounting rules define transactions with related parties as transactions which are not arm's-length in nature and, therefore, may not represent fair market value.

Compensation of the General Partner

     The General Partner is the manager of the Sierra Property. The General Partner received $18,653 and $16,499 for the three months ended March 31, 2011 and 2010, respectively, for such management services; included in these amounts is three percent of the monthly interest earned on the Partnership's cash in savings and money market accounts, which the Partnership began paying to the General Partner in 2006. Also, pursuant to the Partnership's Second Amended and Restated Agreement of Limited Partnership (the "Amended LP Agreement"), the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, the General Partner was allocated net income of $82 for the three months ended March 31, 2011 and net loss of $270 for the three months ended March 31, 2010.

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


NOTE 5. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                  March 31, 2011       December 31, 2010
                                ------------------     -----------------
Land........................... $       3,198,574      $      3,198,574
Building and improvements......        12,069,070            12,069,070
                                ------------------     -----------------
                                       15,267,644            15,267,644
                                ------------------     -----------------
Accumulated depreciation.......        (3,648,016)           (3,551,252)
                                ------------------     -----------------
                                $      11,619,628      $     11,716,392
                                ==================     =================

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

     At the Borrower's option, the First Facility will bear interest based either on a base rate (as defined in the Credit Facility agreement) plus an interest rate margin of 6.00%, or on one, three or six-month LIBOR rate plus an interest rate margin of 7.00% (in no event shall LIBOR be less than 2.00%). The First Facility bore a 1.50% upfront fee and a 2.00% annual non-usage fee payable to the Partnership. The Second Facility bears interest at a rate of 15.00%. Interest started accruing on December 17, 2010, and may not be prepaid until the First Facility is paid off. Any pre-payment on the Second Facility prior to December 10, 2013, is subject to call protection fees. The Second Facility may only be drawn on after an initial $50 million in Borrower equity is spent on the construction of the casino project. The First Facility may only be drawn on after the Second Facility has been fully drawn on. As of March 31, 2011, the Second Facility had been fully drawn on, and the First Facility had not been drawn on. Based on an agreement with the lead lender, the Partnership's $3 million commitment under the First Facility has been placed into restricted cash.

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

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership's limited partners to sell their units of limited partnership interest in the Partnership (the "Units") back to the Partnership (the "Redemption Offer"). The Partnership may repurchase whole Units only, at a price reasonably determined by the General Partner based on market considerations. Units repurchased by the Partnership under the Redemption Offer will be canceled, and will have the status of authorized but unissued Units. The Partnership's obligation to repurchase any Units under the Redemption Offer is conditioned upon its having sufficient funds available to complete the repurchase. The Partnership will use any operating funds as the General Partner, in its sole discretion, may reserve for the purpose of funding the Redemption Offer. On August 16, 2010, the Redemption Offer was extended until August 31, 2011, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Redemption Offer in its sole discretion. As of March 31, 2011, an aggregate of 7,516 Units had been repurchased by the Partnership pursuant to the Redemption Offer.

Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents decreased by $1,077,061 to $2,982,309 during the three months ended March 31, 2011 as compared to December 31, 2010. The decrease was due to cash used for the purchase of securities, as permitted pursuant to the Partnership's Second Amended and Restated Agreement of Limited Partnership, as well as for the payment and prepayment for Units to limited partners pursuant to the Repurchase Program. These uses of cash were partially offset by cash provided by operating activities and interest earned. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership.

     None of the recently issued accounting standards had an effect on the Partnership's financial statements.

Real Estate Market

     The Partnership's sole fixed asset as of March 31, 2011, was the Sierra Property, which currently has a vacancy rate of approximately 77% based on leasable square footage. The ongoing softness in the overall economy has hurt the retail sector, thus making it difficult to locate new tenants for the Sierra Property. Also, in the past few years, the Sierra Property has lost all three of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms. One of the anchor tenant spaces was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property, and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property since September 30, 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by the space. The other two anchor tenant spaces are vacant.

     The Partnership continues to market the Sierra Property to potential tenants.

     There can be no assurances that the Partnership's efforts to increase the Sierra Property's occupancy will be successful.

Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010.

     The Partnership earned net income of $3,161 for the three-month period ended March 31, 2011, versus a net loss of $10,796 for the same period in 2010. The increase was due mainly to interest income from the Partnership's participation in the Credit Facility (see "Item 1. Financial Statements - Notes to Financial Statements--Note 6. Notes Receivable"). Revenues, not including the interest income from the Credit Facility, decreased by $27,906 to $238,109 for the quarter ended March 31, 2011 as compared to the same period in 2010. The decrease in revenues is due to lower rental income from fewer tenants at the Sierra Property during the first quarter of 2011 as compared to the same period in the prior year, partially offset by fee and other income primarily due to the Partnership's participation in the Credit Facility.

     Costs and expenses remained relatively flat at $298,459 for the three-month period ended March 31, 2011, as compared to $297,398 for the same period in the prior year. Operating expenses increased by $5,830 mainly due to overall an increase in costs to maintain the Sierra Property. General and administrative expenses decreased by $6,923 as a result of a bad debt expense in the first quarter of 2010 that the Partnership did not incur in 2011, partially offset by an increase in audit fees, payroll and mailing and printing expenses. Management fees increased slightly to $18,653 during the first quarter of 2011 compared to $16,499 for the same period in 2010 due to the increase in overall revenues. Depreciation expense was unchanged. The Partnership also incurred an unrealized loss of $87,381 from its holdings of various securities during the first quarter of 2011. The Partnership did not own any securities during the first quarter of 2010.

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

Critical Accounting Policies

     The Partnership's only significant critical accounting policy relates to the evaluation of the fair value of real estate. The Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term and long-term needs of the Partnership, except that the Partnership may need to obtain financing for any future renovation efforts or other capital projects. The Partnership did not incur any impairment charges during the period ended March 31, 2011 or 2010.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the Partnership in its periodic reports filed or submitted by the Partnership under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Partnership in its periodic reports that are filed under the Exchange Act is accumulated and communicated to the Partnership's management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Based on an evaluation under the supervision and with the participation of the Partnership's management, its principal executive and financial officer has concluded that the Partnership's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2011 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership's management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in the Partnership's internal control over financial reporting during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


                          PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

     On April 6, 2011, the Partnership received a letter from its independent auditor, Mark Bailey & Co. ("MB & Co.") notifying the Partnership that MB & Co. had chosen not to stand for re-appointment as the Partnership's independent auditor.

     On April 13, 2011, the Partnership engaged M&K CPAS, PLLC as its independent auditor for the fiscal years ending December 31, 2011, 2012 and 2013.


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


                                     BIGGEST LITTLE INVESTMENTS L.P.

                                     BY: MAXUM LLC
                                         Its General Partner


                                     BY:     /S/ BEN FARAHI
                                             -------------------
                                                 Ben Farahi
                                                 Manager


                                     DATE:   05/12/2011

                         BIGGEST LITTLE INVESTMENTS, L.P.
                           FORM 10-Q MARCH 31, 2011


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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and I have:

         a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed, under my supervision, to ensure that material information relating to the Registrant is made known to me, particularly during the period in which this report is being prepared;

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

                                /s/ BEN FARAHI
                                --------------
                                    Ben Farahi
                                    Manager of the General Partner

                                    Date: 05/12/11

                                                                  EXHIBIT 32.1

                      BIGGEST LITTLE INVESTMENTS L.P.
                         FORM 10-Q MARCH 31, 2011

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Biggest Little Investments L.P. (the "Partnership") on Form 10-Q for the fiscal quarter ended March 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:  May 12, 2011

    /s/ BEN FARAHI
    --------------
        Ben Farahi
        Manager of the General Partner