Form 10-Q
period 2011-09-30
BIGGEST LITTLE INVESTMENTS LP
filed 2011-11-10
CIK 804671

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2011


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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]



                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS

                                              SEPTEMBER 30,      DECEMBER 31,
                                                  2011               2010
                                               (UNAUDITED)
                                              -------------      ------------
ASSETS

 Current Assets
  Cash and cash equivalents................... $ 5,392,122       $ 4,059,370
  Short-term investments - CDs................     247,479           246,604
  Trade and other receivables, net............      18,467            28,355
  Securities..................................   1,813,500           814,250
  Prepaid expense.............................       4,740            12,301
                                               -----------       -----------
    Total Current Assets                         7,476,308         5,160,880
                                               -----------       -----------
 Long-Term Assets
  Restricted cash.............................          -          3,000,000
  Notes receivable............................   4,500,000         1,500,000
                                               -----------       -----------
    Total Long-Term Assets                       4,500,000         4,500,000
                                               -----------       -----------

 Property, plant and equipment, net...........  10,765,665        11,716,392
                                               -----------       -----------
     Total assets............................. $22,741,973       $21,377,272
                                               ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

     Accounts payable, prepaid rent, accrued
       expenses and unclaimed property........ $    61,849       $    30,048
     Tenant deposits..........................      22,408            20,953
     Demolition costs.........................     346,700                -
                                               -----------       -----------
  Total liabilities...........................     430,957            51,001
                                               -----------       -----------
  Commitments and Contingencies

    Partners' Equity
     Limited partners' equity (173,421 units
       issued and outstanding at 9/30/11;
       175,377 at 12/31/10)...................  22,656,740        20,807,941
     Prepaid redemption.......................    (182,920)          (45,260)
     Accumulated other comprehensive (loss)
       income.................................    (776,227)            2,679
     General partner's equity.................     613,423           560,911
                                               -----------       -----------
  Total partners' equity......................  22,311,016        21,326,271
                                               -----------       -----------
Total liabilities and partners' equity........ $22,741,973       $21,377,272
                                               ===========       ===========

The accompanying Notes are an integral part of these Financial Statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
       STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)


                                          FOR THE THREE MONTHS ENDED   FOR THE NINE
MONTHS ENDED
                                          --------------------------- -------------------
--------
                                          SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
SEPTEMBER 30,
                                              2011          2010          2011
2010
                                          ------------- ------------- ------------- -----
--------
Revenues

  Rental revenues........................ $    216,927  $    264,373  $    658,878  $
783,275
  Fee revenues...........................        1,236            -         26,692
-
  Other revenues.........................        5,547         1,300        13,311
10,555
                                          ------------- ------------- ------------- -----
--------
     Total Revenues......................      223,710       265,673       698,881
793,830
                                          ------------- ------------- ------------- -----
--------
Costs and Expenses

  Operating expenses.....................      152,361       132,356       405,360
331,388
  General and administrative.............       38,654        23,155       132,113
130,383
  Depreciation...........................       96,764        96,764       290,292
290,292
  Management fees........................       18,222        15,874       116,080
49,036
                                          ------------- ------------- ------------- -----
--------
     Total Costs and Expenses............      306,001       268,149       943,845
801,099
                                          ------------- ------------- ------------- -----
--------
  Loss From Operations...................      (82,291)       (2,476)     (244,964)
(7,269)
                                          ------------- ------------- ------------- -----
--------
Other Income and Expenses
  Gain from condemnation.................           -             -      2,071,352
-
  Gain on sale of securities.............          813            -            813
-
  Interest income........................      125,812        12,563       273,470
49,503
  Interest expense.......................           -             -           (160)
-
                                          ------------- ------------- ------------- -----
--------
    Total Other Income...................      126,625        12,563     2,345,475
49,503
                                          ------------- ------------- ------------- -----
--------

  Net Income............................. $     44,334  $     10,087  $  2,100,511  $
42,234
                                          ============= ============= =============
=============

Other Comprehensive Income
   Unrealized loss from securities....... $   (626,921) $          -  $   (778,906) $
-
                                          ------------- ------------- ------------- -----
--------
    Comprehensive Income (Loss).......... $   (582,587) $     10,087  $  1,321,605  $
42,234
                                          ============= ============= =============
=============


Net income attributable to:

  Limited partners....................... $     43,226  $      9,835  $  2,047,999  $
41,178

  General partner........................        1,108           252        52,512
1,056
                                          ------------- ------------- ------------- -----
--------
                                          $     44,334  $     10,087  $  2,100,511  $
42,234
                                          ============= ============= =============
=============

Net income per unit of limited
 partnership interest (173,421 and 177,077
 weighted average units outstanding for
 the three and nine months ended
 September 30, 2011 and 2010,
 respectively)........................... $       0.25  $       0.06  $      11.81  $
0.23
                                          ============= ============= =============
=============

The accompanying Notes are an integral part of these Financial Statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                  FOR THE NINE MONTHS ENDED
                                                 ----------------------------
                                                 September 30,  September 30,
                                                      2011          2010
                                                 -------------  -------------
Cash flows from operating activities:
  Net income.................................... $   2,100,511  $      42,234
   Adjustments to reconcile net income to
    net cash provided by operating activities:
    Gain on property condemnation...............    (2,071,352)            -
    Gain on sale of securities..................          (813)            -
    Depreciation ...............................       290,292        290,292
   Changes in assets and liabilities:
    Decrease in receivables.....................         9,888          1,104
    Decrease (increase) in prepaid expense......         7,561        (11,287)
    Increase (decrease) in accounts payable,
     accrued expenses, and other liabilities....        33,256        (14,411)
    Increase in short-term investments - CDs....          (875)            -
                                                 -------------  -------------
   Net cash provided by operating activities....       368,468        307,932
                                                 -------------  -------------

Cash flows from investing activities:
  Cash used for the purchase of securities......    (2,055,832)            -
  Cash received from the sale of securities.....       278,489             -
  Cash received for property condemnation.......     2,731,787             -
  Cash received for demolition costs............       346,700             -
                                                 -------------  -------------
     Net cash provided by investing activities..     1,301,144             -
                                                 -------------  -------------

Cash flows from financing activities:
  Cash used for payment of redemption of
   limited partnership units....................      (153,940)      (264,900)
  Cash used for prepayment of redemption of
   limited partnership units....................      (182,920)       (36,140)
                                                 -------------  -------------
     Net cash used in financing activities......      (336,860)      (301,040)
                                                 -------------  -------------

Net increase in cash and cash equivalents.......     1,332,752          6,892

Cash and cash equivalents, beginning of period..     4,059,370      9,722,240
                                                 -------------  -------------
Cash and cash equivalents, end of period........ $   5,392,122  $   9,729,132
                                                 =============  =============

Non-Cash
      Retired prepaid redemption................ $      45,260  $          -
      Draw on credit facility................... $   3,000,000  $          -
      Unrealized gain/loss on securities........ $    (778,906) $          -


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

     The results of operations for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

     In accordance with the Accounting Standards Codification ("ASC") Section 360, the Partnership evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. As of September 30, 2011, the Partnership's only operating asset was the Sierra Marketplace Shopping Center located in Reno, Nevada (the "Sierra Property") and the Partnership determined that none of its long-lived assets were impaired as of such date.

     On June 8, 2011, the Partnership reached final agreement (the "Agreement") with and sold to the Regional Transportation Commission (the "RTC") a portion of the Sierra Property for the purpose of widening a section of Moana Lane, a main thoroughfare in Reno, Nevada on which the Sierra Property is located. The widening will expand Moana Lane from four to six lanes. Under the terms of the Agreement, the RTC paid the Partnership $2,731,787 ($2,743,730 less $11,943 for legal and administrative expenses incurred with the sale) for causing demolition of up to 15,800 square feet of the Sierra Property's buildings, the RTC's acquisition of 25,306 square feet of the Sierra Property's land and 10,026 square feet of utility easement. The RTC paid the Partnership an additional $346,700 for relocation and demolition costs related to the Sierra Property's buildings and improvements. As a result of the Agreement, the Partnership allocated approximately $117,483 of the RTC's payments to the Sierra Property's land book value and placed approximately $542,952 ($738,611 less accumulated depreciation of $195,659) into suspense for the portion of the Sierra Property's buildings that could be demolished. The Partnership recorded a gain on asset condemnation of $2,071,352.

Allowance for Doubtful Accounts

     The Partnership monitors its accounts receivable balances on a monthly basis to ensure they are collectible. On a quarterly basis, the Partnership uses its historical experience to determine its accounts receivable reserve. The Partnership's allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. The Partnership evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations. In these cases, management uses judgment, based upon the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. The Partnership also establishes a general reserve based upon a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, the Partnership's estimate of the recoverability of amounts due the Partnership could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known. As of September 30, 2011, the Partnership had $12,000 in reserve for bad debt.

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

     Interest income has been reclassified into "Other Income" for the period ended September 30, 2011, and the prior year presentation has been modified to reflect such reclassification. This reclassification had no effect on the Partnership's net income for period ended September 30, 2010, or for any other period.

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

     Financial instruments including cash and cash equivalents, trade and notes receivable, securities, accounts payable and accrued expenses are carried in the financial statements at amounts that approximated fair value at September 30, 2011. See "Note 3. Fair Value Measurements."

Net Income Per Unit of Limited Partnership Interest

     Net income per unit of limited partnership interest (each individually, a "Unit" and, together, the "Units") is computed based upon the weighted average number of Units outstanding (173,421 for the three and nine months ended September 30, 2011, and 177,077 for the three and nine months ended September 30, 2010) during the period then ended.

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership's limited partners to sell their Units back to the Partnership (the "Redemption Offer"). The Partnership may repurchase whole Units only, at a price reasonably determined by the general partner of the Partnership (the "General Partner") based on market considerations. Units repurchased by the Partnership under the Redemption Offer will be canceled, and will have the status of authorized but unissued Units. The Partnership's obligation to repurchase any Units under the Redemption Offer is conditioned upon it having sufficient funds available to complete the repurchase. The Partnership will use any operating funds as the General Partner, in its sole discretion, may reserve for the purpose of funding the Redemption Offer. On August 22, 2011, the Redemption Offer was extended until August 31, 2012, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Redemption Offer in its sole discretion. As of September 30, 2011, an aggregate of 9,179 Units had been repurchased by the Partnership at an approximate average price of $101.99 per Unit pursuant to the Redemption Offer.

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

     Valuation of Financial Instruments measured on a recurring basis by hierarchy levels:

                                     Fair Value Measurement
                                ---------------------------------
                                 Level 1     Level 2     Level 3       Total
                                ----------  ---------   ---------   ----------
Available for Sale Securities   $1,813,500  $      -    $      -    $1,813,500
Short-Term Investments - CDs       247,479         -           -       247,479
                                ----------  ---------   ---------   ----------
Total                           $2,060,979  $      -    $      -    $2,060,979
                                ==========  =========   =========   ==========

     Valuation of Securities measured on a recurring basis by valuation source:

                                     Fair Value Measurement
                                ---------------------------------
                                 Level 1     Level 2     Level 3       Total
                                ----------  ---------   ---------   ----------
Stock - 91.8%                   $1,664,793  $      -    $      -    $1,664,793
Short Options - 8.2%               148,707         -           -       148,707
                                ----------  ---------   ---------   ----------
Total                           $1,813,500  $      -    $      -    $1,813,500
                                ==========  =========   =========   ==========

     The Partnership recorded an unrealized loss of $778,906 for the nine months ended September 30, 2011. The Partnership did not have any securities during the nine months ended September 30, 2010. During the nine months ended September 30, 2011, the Partnership sold securities resulting in a realized gain of $813 using the first-in, first-out method.


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

     Ben Farahi, the manager of the General Partner, was, until May 26, 2006, Co-Chairman of the Board, Chief Financial Officer, Secretary, and Treasurer of Monarch Casino & Resort, Inc. ("Monarch"), the owner of the Adjacent Property. He owned approximately 12.1% of Monarch's outstanding common stock as of September 30, 2011.

     Accounting rules define transactions with related parties as transactions which are not arm's-length in nature and, therefore, may not represent fair market value.

Compensation of the General Partner

     The General Partner is the manager of the Sierra Property. The General Partner received $116,080 and $49,036 for the nine months ended September 30, 2011 and 2010, respectively, for such management services; included in these amounts is three percent of the monthly interest earned on the Partnership's cash in savings and money market accounts, which the Partnership began paying to the General Partner in 2006. Also, pursuant to the Partnership's Second Amended and Restated Agreement of Limited Partnership (the "Amended LP Agreement"), the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, the General Partner was allocated net income of $52,512 for the nine months ended September 30, 2011 and net income of $1,056 for the nine months ended September 30, 2010. During the first nine months of 2011, the Partnership paid an additional $61,809 to the General Partner for its services in connection with the RTC's purchase of a portion of the Sierra Property.

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

NOTE 5. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                 September 30, 2011    December 31, 2010
                                 ------------------    -----------------
Land............................ $       3,198,574     $      3,198,574
Less land taken by condemnation.          (117,483)                  -
                                 ------------------    -----------------
                                         3,081,091            3,198,574
                                 ------------------    -----------------
Building and improvements.......        12,069,070           12,069,070
Buildings - suspense............          (738,611)                  -
                                 ------------------    -----------------
                                        14,411,550           15,267,644
                                 ------------------    -----------------
Accumulated depreciation........        (3,841,544)          (3,551,252)
Accumulated depreciation -
  suspense......................           195,659                   -
                                 ------------------    -----------------
                                 $      10,765,665     $     11,716,392
                                 ==================    =================

     On June 8, 2011, the Partnership reached final agreement (the "Agreement") with and sold to the Regional Transportation Commission (the "RTC") a portion of the Sierra Property for the purpose of widening a section of Moana Lane, a main thoroughfare in Reno, Nevada on which the Sierra Property is located. The widening will expand Moana Lane from four to six lanes. Under the terms of the Agreement, the RTC paid the Partnership $2,731,787 ($2,743,730 less $11,943 for legal and administrative expenses incurred with the sale) for causing demolition of up to 15,800 square feet of the Sierra Property's buildings, the RTC's acquisition of 25,306 square feet of the Sierra Property's land and 10,026 square feet of utility easement. The RTC paid the Partnership an additional $346,700 for relocation and demolition costs related to the Sierra Property's buildings and improvements. As a result of the Agreement, the Partnership allocated approximately $117,483 of the RTC's payments to the Sierra Property's land book value and placed approximately $542,952 ($738,611 less accumulated depreciation of $195,659) into suspense for the portion of the Sierra Property's buildings that could be demolished. The Partnership recorded a gain on asset condemnation of $2,071,352.

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

     At the Borrower's option, the First Facility will bear interest based either on a base rate (as defined in the Credit Facility agreement) plus an interest rate margin of 6.00%, or on one, three or six-month LIBOR rate plus an interest rate margin of 7.00% (in no event shall LIBOR be less than 2.00%). The First Facility bore a 1.50% upfront fee and a 2.00% annual non-usage fee payable to the Partnership. The Second Facility bears interest at a rate of 15.00%. Interest started accruing on December 17, 2010, and may not be prepaid until the First Facility is paid off. Any pre-payment on the Second Facility prior to December 10, 2013, is subject to call protection fees. The Second Facility may only be drawn on after an initial $50 million in Borrower equity is spent on the construction of the casino project. The First Facility may only be drawn on after the Second Facility has been fully drawn on. As of September 30, 2011, both the First Facility and the Second Facility had been fully drawn and recorded as Notes Receivable. Prior to being drawn, the Partnership's $3 million commitment was recorded as restricted cash.

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

Recent Events

     On June 8, 2011, the Partnership reached final agreement (the "Agreement") with and sold to the Regional Transportation Commission (the "RTC") a portion of the Sierra Property for the purpose of widening a section of Moana Lane (the "Widening Project"), a main thoroughfare in Reno, Nevada on which the Sierra Property is located. The Widening Project will expand Moana Lane from four to six lanes. Under the terms of the Agreement, the RTC paid the Partnership $2,731,787 ($2,743,730 less reimbursement of $11,943 for legal and administrative expenses incurred with the sale) for causing demolition of up to 15,800 square feet of the Sierra Property's buildings, the RTC's acquisition of 25,306 square feet of the Sierra Property's land and 10,026 square feet of utility easement. The RTC paid the Partnership an additional $346,700 for relocation and demolition costs related to the Sierra Property's buildings and improvements. As a result of the Agreement, the Partnership allocated approximately $117,483 of the RTC's payments to the Sierra Property's land book value and placed approximately $542,952 ($738,611 less accumulated depreciation of $195,659) into suspense for the portion of the Sierra Property's buildings that could be demolished. The Partnership recorded a gain on asset condemnation of $2,071,352.

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership's limited partners to sell their units of limited partnership interest in the Partnership (the "Units") back to the Partnership (the "Redemption Offer"). The Partnership may repurchase whole Units only, at a price reasonably determined by the General Partner based on market considerations. Units repurchased by the Partnership under the Redemption Offer will be canceled, and will have the status of authorized but unissued Units. The Partnership's obligation to repurchase any Units under the Redemption Offer is conditioned upon its having sufficient funds available to complete the repurchase. The Partnership will use any operating funds as the General Partner, in its sole discretion, may reserve for the purpose of funding the Redemption Offer. On August 22, 2011, the Redemption Offer was extended until August 31, 2012, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Redemption Offer in its sole discretion. As of September 30, 2011, an aggregate of 9,179 Units had been repurchased by the Partnership pursuant to the Redemption Offer.

Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents increased by $1,332,752 to $5,392,122 during the nine months ended September 30, 2011 as compared to December 31, 2010. The increase was due primarily to approximately $2,731,787 in net cash received in connection with the Widening Project as well as cash provided by operating activities. These receipts were partially offset by cash used for the purchase of securities of publicly traded companies and for the payment and prepayment for Units to limited partners pursuant to the Repurchase Program. The Partnership is permitted to purchase such securities pursuant to its Second Amended and Restated Agreement of Limited Partnership. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership.

     None of the recently issued accounting standards had an effect on the Partnership's financial statements.

Real Estate Market

     The Partnership's sole fixed asset as of September 30, 2011, was the Sierra Property, which currently has a vacancy rate of approximately 76% based on leasable square footage. The ongoing softness in the overall economy has hurt the retail sector, thus making it difficult to locate new tenants for the Sierra Property. Also, in the past few years, the Sierra Property has lost all three of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms. One of the anchor tenant spaces was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property, and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property since September 30, 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by the space. The other two anchor tenant spaces are vacant.

     The Partnership continues to market the Sierra Property to potential tenants.

     There can be no assurances that the Partnership's efforts to increase the Sierra Property's occupancy will be successful.

Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010.

     The Partnership earned net income of $44,334 for the three-month period ended September 30, 2011, versus net income of $10,087 for the same period in 2010. The increase was due mainly to interest income from the Credit Facility

(see Note 6. Notes Receivable) as well as its cash balances. This gain was partially offset by an approximate $82,291 loss from operations. Revenues, not including interest income, decreased by $41,963 to $223,710 for the quarter ended September 30, 2011 as compared to the same period in 2010. The decrease in revenues is due to lower rental income from fewer tenants at the Sierra Property during the third quarter of 2011 as compared to the same period in the prior year, partially offset by fee and other income primarily due to fees earned from the Partnership's participation in the Credit Facility.

     Costs and expenses increased to $306,001 for the three-month period ended September 30, 2011, as compared to $268,149 for the same period in the prior year due to increases in operating costs, general and administrative expenses and management fees. Operating expenses increased by $20,005 mainly due to an overall increase in costs to maintain the Sierra Property. General and administrative expenses increased by $15,499 primarily as a result of increases in legal and accounting fees as well as payroll, mailing and various administrative expenses in the third quarter of 2011. Management fees increased to $18,222 during the third quarter of 2011 compared to $15,874 for the same period in 2010 due to the Partnership's increased cash balances during the third quarter of 2011 as compared to the third quarter of 2010. Depreciation expense was unchanged. The Partnership also incurred an unrealized loss of $626,921 from its holdings of various securities during the third quarter of 2011. The Partnership did not own any securities during the third quarter of 2010.

COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010.

     The Partnership earned net income of $2,100,511 for the nine-month period ended September 30, 2011, versus net income of $42,234 for the same period in 2010. The increase was due mainly to a gain from compensation due to condemnation from the Widening Project. Revenues, not including interest income, decreased by $94,949 to $698,881 for the nine months ended September 30, 2011 as compared to the same period in 2010. The decrease in revenues is due to lower rental income from fewer tenants at the Sierra Property during the first nine months of 2011 as compared to the same period in the prior year, partially offset by fee income from the Partnership's participation in the Credit Facility.

     Costs and expenses increased by $142,746 to $943,845 for the nine-month period ended September 30, 2011, as compared to $801,099 for the same period in the prior year. Operating expenses increased by $73,972 mainly due to an overall increase in costs to maintain the Sierra Property. General and administrative expenses remained relatively unchanged. Management fees increased to $116,080 during the first nine months of 2011 compared to $49,036 for the same period in 2010 primarily due to a one-time fee paid by the Partnership to the General Partner as compensation for its services in connection with the Widening Project. Depreciation expense was unchanged. The Partnership also incurred an unrealized loss of $778,906 from its holdings of various securities during the first nine months of 2011. The Partnership did not own any securities during the first nine months of 2010.

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

Critical Accounting Policies

     The Partnership's only significant critical accounting policy relates to the evaluation of the fair value of real estate. The Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term and long-term needs of the Partnership, except that the Partnership may need to obtain financing for any future renovation efforts or other capital projects. The Partnership did not incur any impairment charges during the nine months ended September 30, 2011 or 2010. See "Notes to Financial Statements - Note 5. Real Estate."


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the Partnership in its periodic reports filed or submitted by the Partnership under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Partnership in its periodic reports that are filed under the Exchange Act is accumulated and communicated to the Partnership's management, including its principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     Based on an evaluation under the supervision and with the participation of the Partnership's management, its principal executive and financial officer has concluded that the Partnership's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2011 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership's management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in the Partnership's internal control over financial reporting during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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


                                     BIGGEST LITTLE INVESTMENTS L.P.

                                     BY: MAXUM LLC
                                         Its General Partner


                                     BY:     /S/ BEN FARAHI
                                             -------------------
                                                 Ben Farahi
                                                 Manager


                                     DATE:   11/09/2011

                         BIGGEST LITTLE INVESTMENTS, L.P.
                           FORM 10-Q SEPTEMBER 30, 2011


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

                                /s/ BEN FARAHI
                                --------------
                                    Ben Farahi
                                    Manager of the General Partner

                                    Date: 11/09/11

                                                                  EXHIBIT 32.1

                      BIGGEST LITTLE INVESTMENTS L.P.
                       FORM 10-Q SEPTEMBER 30, 2011

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Biggest Little Investments L.P. (the "Partnership") on Form 10-Q for the fiscal quarter ended September 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:  November 9, 2011

    /s/ BEN FARAHI
    --------------
        Ben Farahi
        Manager of the General Partner