Form 10-K/A
period 2011-12-31
BIGGEST LITTLE INVESTMENTS LP
filed 2012-03-29
CIK 804671

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                    Annual Report Under Section 13 or 15(d) of
                        The Securities Exchange Act of 1934

For the Fiscal Year Ended                                      Commission File
December 31, 2011                                               Number 0-16856

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

Investments of the Partnership

     The Partnership had an investment in a mortgage loan (the "Sierra Loan") issued in 1989 in the amount of $6,500,000 to a public limited partnership.
On March 3, 2003, the Partnership acquired the deed to the property securing the Sierra Loan, a shopping center commonly known as the Sierra Marketplace located in Reno, Nevada (the "Sierra Property"), in lieu of foreclosing on the Sierra Loan. The Sierra Property consists of approximately 210,000 square feet of net rentable area and occupies 18.44 acres, consisting primarily of two main buildings with spaces for two anchor tenants, with surface parking for approximately 1,000 automobiles. See "Item 2. Property" for a description of the Sierra Property and its tenants.

     On December 17, 2010, the Partnership participated in first and second senior credit facilities with a group led by a major bank in the aggregate amount of $75 million (the "Credit Facility") to a new casino in Grand Falls, Iowa (the "Borrower"). The Partnership's commitment to the Credit Facility is $3 million under the first lien senior credit facility consisting of a $40 million term loan and a $10 million revolving loan (the "First Facility"), and $1.5 million under the second lien senior credit facility consisting of a $25 million term loan (the "Second Facility"). The Credit Facility may be utilized by the Borrower for a portion of development and construction costs of the casino (the "Project"), to pay for fees and expenses in connection with the

Project and for initial working capital needs after completion of the Project. The First Facility matures on December 17, 2014; the Second Facility matures on December 17, 2015. Borrowings are secured by liens on all present and future equity interests of the Borrower and guarantors, substantially all of the real and personal property of the Borrower and guarantors and all products, profits, rents and proceeds of the foregoing. The Credit Facility is guaranteed by the Borrower's parent company and affiliates of the Borrower have signed a completion guaranty on the Project. See "Item 8. Financial Statements - Note 6."

Competition

     The real estate business is highly competitive and the Sierra Property has active competition for tenants from similar properties in the vicinity. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

Tender Offers and Redemptions

     On December 30, 2011, the Partnership commenced an odd lot tender offer (the "Offer") to purchase all of its outstanding Units held by limited partners owning up to an aggregate of ten Units at a price of $140 per Unit. Units held in employee benefit plans were not eligible for the offer. The Offer expired on February 9, 2012, and resulted in the tender by limited partners, and purchase by the Partnership, of 256 Units. Units repurchased pursuant to the Offer will be canceled and will have the status of authorized but unissued Units. The Partnership made the Offer with a view towards reducing its future expenses associated with managing the accounts of holders of 10 Units or less.

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership's limited partners to sell their Units back to the Partnership (the "Redemption Offer"). The Partnership may repurchase whole Units only, at a price reasonably determined by the General Partner based on market considerations. Units repurchased by the Partnership under the Redemption Offer will be canceled, and will have the status of authorized but unissued Units. The Partnership's obligation to repurchase any Units under the Redemption Offer is conditioned upon its having sufficient funds available to complete the repurchase. The Partnership will use any operating funds as the General Partner, in its sole discretion, may reserve for the purpose of funding the Redemption Offer. On August 16, 2010, the Redemption Offer was extended until August 31, 2011, and, on August 22, 2011, the Redemption Offer was extended a second time until August 31, 2012, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Redemption Offer in its sole discretion. As of March 8, 2012, an aggregate of 10,228 Units have been repurchased by the Partnership at an approximate average price of $102.78 per Unit pursuant to the Redemption Offer.

     As of March 7, 2012, the Partnership had 170,461 Units outstanding.

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

     As of March 7, 2012, approximately 21.8% of the Sierra Property's rentable square footage was occupied. The average effective monthly rent is $0.69 per occupied square foot. This does not include the driveway leased to the Adjacent Property.

Lease Expirations

     The following table details the number of tenants, as of March 7, 2012, whose leases will expire over the next ten years and related information:

                                     Total Sq. Ft.     Annual Rent of     % of Gross
Annual
                 Number of Leases     of Expiring     Expiring Leases     Rent of
Expiring
Year                 Expiring            Leases       at Current Rates        Leases
----             ----------------    -------------    ----------------    ---------------
--
2012                    3                7,126             46,030               6.4%
2013                    1                2,098             43,658               6.1%
2014                    0                   -                  -                  -
2015                    1                2,125             44,400               6.2%
2016 through 2021*      3               27,953            422,155              58.9%

*This includes the driveway lease to the Adjacent Property.

     In addition, there are eight spaces totaling approximately 23,400 square feet and representing approximately $13,380 in monthly rent that are currently being leased on a month-to-month basis.

     In addition to its driveway lease, the Adjacent Property is leasing approximately 6,900 square feet of storage space at the Sierra Property on a month-to-month basis and pays rent of approximately $3,450 per month for such storage space.

Depreciation

     Set forth below is a table showing the carrying value, accumulated depreciation and federal tax basis (in thousands) of the Sierra Property as of December 31, 2011:

 Carrying     Accumulated                                   Federal Tax
   Value      Depreciation       Rate          Method          Basis
-----------   ------------     --------     -------------   -----------
 $ 15,268        $3,938        5-30 yrs     Straight Line    $ 11,330

Realty Taxes

     The realty tax rate for the Sierra Property for July 1, 2011, through June 30, 2012, is approximately 3.6458% of assessed value and the real estate taxes to be paid are $228,910.

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



ITEM 4. MINE SAFETY DISCLOSURES

     None.


                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     There is no established public trading market for the Units of the Partnership. As of March 7, 2012, there were approximately 635 holders of Units owning an aggregate of 170,461 Units (including Units held by affiliates of the General Partner).


ITEM 6. SELECTED FINANCIAL DATA

     Not applicable.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This item should be read in conjunction with the financial statements and other items contained elsewhere in this Annual Report on Form 10-K.

Recent Events

     On December 30, 2011, the Partnership commenced an odd lot tender offer (the "Offer") to purchase all of its outstanding Units held by limited partners owning up to an aggregate of ten units at a price of $140 per Unit. Units held in employee benefit plans were not eligible for the offer. The Offer expired on February 9, 2012, and resulted in the tender by limited partners, and purchase by the Partnership, of 256 Units. Units repurchased pursuant to the Offer will be canceled and will have the status of authorized but unissued Units.

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

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership's limited partners to sell their Units back to the Partnership (the "Redemption Offer"). The Partnership may repurchase whole Units only, at a price reasonably determined by the General Partner based on market considerations. Units repurchased by the Partnership under the Redemption Offer will be canceled, and will have the status of authorized but unissued Units. The Partnership's obligation to repurchase any Units under the Redemption Offer is conditioned upon its having sufficient funds available to complete the repurchase. The Partnership will use any operating funds as the General Partner, in its sole discretion, may reserve for the purpose of funding the Redemption Offer. On August 16, 2010, the Redemption Offer was extended until August 31, 2011, and, on August 22, 2011, the Redemption Offer was extended a second time until August 31, 2012, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Redemption Offer in its sole discretion. As of March 10, 2012, an aggregate of 10,228 Units have been repurchased by the Partnership at an approximate average price of $102.78 per Unit pursuant to the Redemption Offer.

Real Estate Market

     The Partnership's sole fixed asset as of December 31, 2011, was the Sierra Property, which currently has a vacancy rate of approximately 78% based on leasable square footage. There has been substantial development of retail space in the Reno area over the past few years especially in close vicinity to the Sierra Property, which has created substantial competition for the Sierra Property. In addition, the ongoing softness in the overall economy has hurt the retail sector, thus adding to the difficulty in locating new tenants for the Sierra Property. Also, in the past few years, the Sierra Property has lost all of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms; two of the spaces are currently vacant. The third anchor tenant space was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property, and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property since September 30, 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by the space.

     There can be no assurances that the Partnership's efforts to increase the Sierra Property's occupancy will be successful.

Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents increased by $1,586,676 to $5,646,046 during the year ended December 31, 2011, as compared to December 31, 2010. The increase was due primarily to approximately $2,731,787 in net cash received in connection with the Widening Project as well as cash provided by operating activities. These receipts were partially offset by cash used for the purchase of securities of publicly traded companies and for the payment and prepayment for Units to limited partners pursuant to the Repurchase Program. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses. See "Item 8. Financial Statements - Note 2."

Results of Operations

Comparison of operating results for the year ended December 31, 2011, as compared to December 31, 2010.

     Net income increased by $2,227,532 to $2,239,476 for the year ended December 31, 2011 as compared to $11,944 in the previous year. Revenues decreased by $35,183 to $1,009,047 for the year ended December 31, 2011, as compared to the same period in 2010. The increase in net income was mainly due to a gain of $2,071,352 from compensation due to condemnation from the Widening Project. The decrease in revenues was primarily due to a decrease in rental income as a result of lower occupancy at the Sierra Property during 2011 compared to 2010. Interest income increased due to our participation in the Credit Facility (See "Item 8. Financial Statements - Note 6.").

    Costs and expenses increased to $1,245,172 in 2011 as compared to $1,159,651 in 2010 due to increases in operating, general and administrative and management fee expenses. Operating costs increased by $42,006, primarily due to increases in costs to maintain the Sierra Property, commissions and bad debts. These increases were partially offset by lower property taxes and insurance costs. General and administrative expense increased in 2011 by $42,199 primarily as a result of increases in professional services fees and payroll expenses. Management fee expense increased by $68,816 due to the increase in interest income. During 2010, the Partnership paid to the General Partner a mortgage placement fee in the amount of $67,500 for its services in connection with the Credit Facility and did not incur such an expense in 2012. Depreciation expense remained unchanged. The Partnership also incurred an unrealized loss of $505,235 from its holdings of various securities during 2011 as compared to an unrealized gain of $2,679 in 2010.

Critical Accounting Policies

     The Partnership's only significant critical accounting policy relates to the evaluation of the fair value of real estate. The Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term and long-term needs of the Partnership, except that the Partnership may need to obtain financing for any future renovation efforts or other capital projects. The Partnership did not incur any impairment charges during 2011.

     Investments are classified as trading or available-for-sale.
Trading investments are recorded at fair value with unrealized gains and losses reflected in the statements of operations. Available-for-sale investments' unrealized gains and losses, net of income taxes, are included as a component of accumulated other comprehensive loss in the accompanying statements of operations and comprehensive income. Interest on investments is recognized as income when earned. Realized gains and losses on investments are included in interest and investment income in the accompanying statements of operations.

     Long-term notes receivable bear interest and are due upon maturity. Interest income associated with these notes receivable is reflected in the accompanying statements of operations and comprehensive income under the caption interest income.

     See "Recently Issued Accounting Standards" in "Item 8. Financial Statements - Note 2" for a description of recent accounting standards and their effects on the Partnership's financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS


To the Partners of Biggest Little Investments, L.P.

We have audited the accompanying balance sheet of Biggest Little Investments, L.P. (the "Company") as of December 31, 2011 and the related statements of operations and comprehensive income, partner's equity, and cash flows for the year then ended. The financial statements for the year ended December 31, 2010 were audited by other auditors whose report dated March 30, 2011, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biggest Little Investments, L.P. as of December 31, 2011, and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas
March 28, 2012

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


Mark Bailey & Company, Ltd.
Reno, Nevada
March 30, 2011

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS

                                                       December 31,
                                               --------------------------
                                                   2011          2010
                                               ------------  ------------
ASSETS

 Current Assets
  Cash and cash equivalents................... $  5,646,046  $  4,059,370
  Short-term investments - CDs................      248,101       246,604
  Trade and other receivables, net............       20,367        28,355
  Securities..................................    2,029,754       814,250
  Prepaid expense.............................        2,400        12,301
                                               ------------  ------------
    Total Current Assets                          7,946,668     5,160,880
                                               ------------  ------------
 Long-Term Assets
  Restricted cash.............................           -      3,000,000
  Notes receivable............................    4,455,000     1,500,000
                                               ------------  ------------
    Total Long-Term Assets                        4,455,000     4,500,000
                                               ------------  ------------

 Property, Plant and Equipment, net...........   10,668,902    11,716,392
                                               ------------  ------------
     Total assets............................. $ 23,070,570  $ 21,377,272
                                               ============  ============

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

    Accounts payable, prepaid rent, accrued
      expenses and unclaimed property......... $     40,770  $     30,048
    Tenant deposits...........................       22,808        20,953
    Demolition costs..........................      346,700            -
                                               ------------  ------------
  Total liabilities...........................      410,278        51,001
                                               ------------  ------------

  Commitments and Contingencies

    Partners' equity

    Limited partners' equity (173,421 units at
     12/31/11 and 175,377 at 12/31/10 issued
     and outstanding).........................   22,792,230    20,807,941
    Prepaid redemption........................     (246,280)      (45,260)
    Accumulated other comprehensive (loss)
     income...................................     (502,555)        2,679
    General partner's equity..................      616,897       560,911
                                               ------------  ------------
  Total partners' equity......................   22,660,292    21,326,271
                                               ------------  ------------
     Total liabilities and partners' equity... $ 23,070,570  $ 21,377,272
                                               ============  ============


The accompanying Notes to Financial Statements are an integral part of these statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
               STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                             Year ended December 31,
                                           ---------------------------
                                               2011           2010
                                           ------------   ------------
Revenues
  Rental revenues.......................   $    345,402   $    515,824
  Related party rental revenues.........        515,662        472,709
  Fee revenues..........................         26,692         45,167
  Other revenues........................        121,291         10,530
                                           ------------   ------------
     Net revenues.......................      1,009,047      1,044,230
                                           ------------   ------------
Costs and Expenses
  Operating expenses....................        547,523        505,517
  General and administrative............        177,931        135,732
  Depreciation..........................        387,056        387,056
  Management fees.......................        132,662         63,846
  Mortgage placement fee................             -          67,500
                                           ------------   ------------
     Total costs and expenses...........      1,245,172      1,159,651
                                           ------------   ------------
     Loss from operations...............       (236,125)      (115,421)
                                           ------------   ------------
Other Income and Expenses
  Gain from condemnation................      2,071,352             -
  Gain on sale of securities............            813             -
  Other income..........................             -          55,729
  Interest income.......................        403,596         71,636
  Interest expense......................           (160)            -
                                           ------------   ------------
     Total other income.................      2,475,601        127,365
                                           ------------   ------------
     Net income ........................   $  2,239,476   $     11,944
                                           ============   ============

Other Comprehensive Income:
  Unrealized (loss) gain from securities   $   (505,235)  $      2,679
                                           ------------   ------------
     Comprehensive income...............   $  1,734,241   $     14,623
                                           ============   ============

Net income attributable to:

     Limited partners...................   $  2,183,490   $     11,645

     General partner....................         55,986            299
                                           ------------   ------------
                                           $  2,239,476   $     11,944
                                           ============   ============

NET INCOME (LOSS) PER UNIT OF LIMITED
    PARTNERSHIP INTEREST                   $      12.59   $       0.07
                                           ============   ============

WEIGHTED AVERAGE UNITS OUTSTANDING              173,421        175,377
                                           ============   ============



The accompanying Notes to Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                     STATEMENTS OF PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2011 AND 2010


                               Limited                                   General        Total
                              Partners'     Prepaid     Comprehensive   Partner's      Partners'
                               Equity     Redemption        Income        Equity        Equity
                             -----------  -----------   ------------   -----------   -----------
Balance - December 31, 2009  $21,350,331  $  (127,635)  $         -    $   560,612  $ 21,783,308

  Net income...............       11,645           -              -            299        11,944

  Comprehensive income......          -            -           2,679            -          2,679

  Payment for Unit
    repurchases............     (554,035)          -              -             -       (554,035)

  Prepayment for Unit
    repurchases............           -        82,375             -             -         82,375
                             -----------  -----------    -----------   -----------   -----------
Balance - December 31, 2010   20,807,941      (45,260)         2,679       560,911    21,326,271
                             -----------  -----------    -----------   -----------   -----------
  Net income...............    2,183,490           -              -         55,986     2,239,476

  Comprehensive income (loss)         -            -        (505,235)           -       (505,235)

  Payment for Unit
    repurchases............     (199,200)          -              -             -       (199,200)

  Prepayment for Unit
    repurchases............           -      (201,020)            -             -       (201,020)
                             -----------  -----------    -----------   -----------   -----------
Balance - December 31, 2011  $22,792,231  $  (246,280)   $  (502,556)  $   616,897   $22,660,292
                             ===========  ===========    ===========   ===========   ===========


The accompanying Notes to Financial Statements are an integral part of these statements.

                      BIGGEST LITTLE INVESTMENTS L.P.
                          STATEMENTS OF CASH FLOWS


                                                 Years ended December 31,
                                                --------------------------
                                                    2011          2010
                                                ------------  ------------
Cash flows from operating activities:
  Net income .................................. $  2,239,476  $     11,944

   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on property condemnation............   (2,071,352)           -
      Gain on sale of securities...............         (813)           -
      Depreciation.............................      387,056       387,056
      Non-cash change in securities............      (99,730)           -
   Changes in assets and liabilities:
      Decrease (increase) in tenant
        receivables and prepaid expense........       17,889       (18,691)
      Increase (decrease) in accounts payable,
        accrued expenses and other liabilities.       12,577       (13,343)
      Increase in short-term investments - CDs.       (1,498)           -
                                                ------------  ------------
    Net cash provided by operating activities..      483,605       366,966
                                                ------------  ------------
Cash flows from investing activities:
    Cash used for the purchase of securities...   (2,055,834)     (811,571)
    Cash received from the sale of securities..      435,638            -
    Cash received for property condemnation....    2,731,787            -
    Cash received for demolition costs.........      346,700            -
    Cash used for short-term investment - CD...           -       (246,605)
    Cash used to fund Grand Falls second lien
      facility.................................           -     (1,500,000)
    Cash received from Grand Falls note
      receivable...............................       45,000            -
    Cash restricted for future funding of
      Grand Falls first lien facility..........           -     (3,000,000)
                                                ------------  ------------
    Net cash provided by (used in) investing
      activities...............................    1,503,291    (5,558,176)
                                                ------------  ------------
Cash flows from financing activities:
    Cash used for payment of redemption of
      limited partnership units................     (153,940)     (426,400)
    Cash used for prepayment of redemption of
      limited partnership units................     (246,280)      (45,260)
                                                ------------  ------------
    Net cash used in financing activities......     (400,220)     (471,660)
                                                ------------  ------------

Net increase(decrease) in cash................    1,586,676    (5,662,870)

Cash and cash equivalents, beginning of year...    4,059,370     9,722,240
                                                ------------  ------------
Cash and cash equivalents, end of year......... $  5,646,046  $  4,059,370
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

     The Partnership had an investment in a mortgage loan (the "Sierra Loan") issued in 1989 in the amount of $6,500,000 to a public limited partnership. In March 2003, the Partnership acquired the deed to the property securing the Sierra Loan, a shopping center commonly known as the Sierra Marketplace located in Reno, Nevada (the "Sierra Property"), in lieu of foreclosing on the Sierra Loan. The Sierra Property consists of approximately 210,000 square feet of net rentable area and occupies 18.44 acres, consisting primarily of two main buildings with spaces for two anchor tenants, with surface parking for approximately 1,000 automobiles. The Sierra Property is approximately 78% vacant.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Provision for Impairment

     Property is stated at cost, less accumulated depreciation. Since acquisition, property has been depreciated principally on a straight-line basis over the estimated service lives as follows:

     Land improvements............    5 years
     Buildings....................   30 years
     Building improvements........ 5-30 years

     In accordance with the Accounting Standards Codification ("ASC") Section 360, the Partnership evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. As of December 31, 2011, the Partnership's only operating asset was the Sierra Property and the Partnership determined that none of its long-lived assets were impaired at such date.

Allowance for Doubtful Accounts

     The Partnership monitors its accounts receivable balances on a monthly basis to ensure they are collectible. On a quarterly basis, the Partnership uses its historical experience to determine its accounts receivable reserve. The Partnership's allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. The Partnership evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations. In these cases, management uses judgment, based upon the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. The Partnership also establishes a general reserve based upon a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, the Partnership's estimate of the recoverability of amounts due the Partnership could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known. As of December 31, 2011, the Partnership had $12,000 in reserve for bad debt.

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

     Rental revenues from the Adjacent Property has been reclassified into "Related Party Rental Revenues" for 2011 and the 2010 presentation has been modified to reflect such reclassification. This reclassification had no effect on the Partnership's net income for 2010 or for any other period.

Investments

     Investments are classified as trading or available-for-sale.
Trading investments are recorded at fair value with unrealized gains and losses reflected in the statements of operations. Available-for-sale investments' unrealized gains and losses, net of income taxes, are included as a component of accumulated other comprehensive loss in the accompanying statements of operations and comprehensive income. Interest on investments is recognized as income when earned. Realized gains and losses on investments are included in interest and investment income in the accompanying statements of operations.

Long-term Notes Receivable

     Long-term notes receivable bear interest and are due upon maturity. Interest income associated with these notes receivable is reflected in the accompanying statements of operations and comprehensive income under the caption interest income.

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

     Financial instruments including cash and cash equivalents, trade and notes receivable, securities, accounts payable and accrued expenses are carried in the financial statements at amounts that approximated fair value at December 31, 2011. See Note 3.

Net Income Per Unit of Limited Partnership Interest

     Net income per unit of limited partnership interest (each individually a "Unit" and, together, the "Units") is computed based upon the weighted average number of Units outstanding (173,421 Units at December 31, 2011, and 175,377 Units at December 31, 2010) during the year.

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership's limited partners to sell their Units back to the Partnership (the "Redemption Offer"). The Partnership may repurchase whole Units only, at a price reasonably determined by the General Partner based on market considerations. Units repurchased by the Partnership under the Redemption Offer will be canceled, and will have the status of authorized but unissued Units. The Partnership's obligation to repurchase any Units under the Redemption Offer is conditioned upon its having sufficient funds available to complete the repurchase. The Partnership will use any operating funds as the General Partner, in its sole discretion, may reserve for the purpose of funding the Redemption Offer. On August 16, 2010, the Redemption Offer was extended until August 31, 2011, and, on August 22, 2011, the Redemption offer was extended a second time until August 31, 2012, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Redemption Offer in its sole discretion. As of December 31, 2011, an aggregate of 9,755 Units had been repurchased by the Partnership at an approximate average price of $102.46 per Unit pursuant to the Redemption Offer.

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

Recently Issued Accounting Standards

     In June 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income", which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 became effective for the Partnership on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on the Partnership's financial position or results of operations.

     In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic
820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs," which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity's use of a nonfinancial asset that is different from the asset's highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 became effective for the Partnership on January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material impact on the Partnership's financial position or results of operations.


NOTE 3. FAIR VALUE MEASUREMENTS

     The Partnership holds certain financial assets which are required to be measured at fair value on a recurring basis in accordance with ASC Section
820. The following table summarizes the Partnership's securities holdings as of December 31, 2011:

                                     Fair Value Measurement
                                ---------------------------------
                                 Level 1     Level 2     Level 3      Total
                                ----------  ---------   ---------   ----------
Available for Sale Securities   $2,029,754  $      -    $      -    $2,029,754
Short-term investment - CD         248,101         -           -       248,101
Note receivable                  4,455,000         -           -     4,455,000
                                ----------  ---------   ---------   ----------
Total                           $6,732,855  $      -    $      -    $6,732,855
                                ==========  =========   =========   ==========


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

     In addition to the driveway lease, the Adjacent Property is leasing approximately 6,900 square feet of storage space at the Sierra Property on a month-to-month basis and is paying approximately $3,450 per month in rent for such space.

     Ben Farahi, the Manager and sole member of the General Partner, was, until May 26, 2006, Co-Chairman of the Board, Chief Financial Officer, Secretary, and Treasurer of Monarch Casino & Resort, Inc., the owner of the Adjacent Property, and still owned approximately 12.1% of Monarch's outstanding common stock as of December 31, 2011.

     The Partnership received $515,662 and $472,709 in rental revenue and common area charges from the Adjacent Property during 2011 and 2010, respectively, for the driveway and the leased spaces.

     Accounting rules define transactions with related parties as transactions which are not arm's-length in nature and, therefore, may not represent fair market value.

Compensation of the General Partner

     The General Partner is the manager of the Sierra Property. The General Partner received $132,662 and $63,846 for the years ended December 31, 2011, and 2010, respectively, for such management services; included in these amounts is three percent of the monthly interest earned on the Partnership's cash in savings and money market accounts, which the Partnership began paying to the General Partner in 2006. Also, pursuant to the Amended LP Agreement, the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including without limitation the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, for the year ended December 31, 2011, the General Partner was allocated income of $53,477.

     Also pursuant to the Amended LP Agreement, the General Partner shall receive mortgage placement fees for services rendered in connection with the Partnership's mortgage loans. These fees may not exceed such compensation customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographical location for comparable mortgage loans. The General Partner is entitled to certain fees for compensation of services rendered. The General Partner did not earn any mortgage placement fees in 2011, and, in 2010, earned $67,500 in mortgage placement fees for services rendered in connection with the Partnership's participation in the Credit Facility (see Note 6).


NOTE 5. REAL ESTATE

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

     The Partnership's real estate is summarized as follows:

                                 December 31, 2011     December 31, 2010
                                 -----------------     -----------------
Land............................ $       3,198,574     $       3,198,574
Less land taken by condemnation.          (117,483)                   -
                                 -----------------     -----------------
                                         3,081,091             3,198,574
                                 -----------------     -----------------
Building and improvements.......        12,069,070            12,069,070
Buildings - suspense............          (738,611)                   -
                                 -----------------     -----------------
                                        14,411,550            15,267,644
                                 -----------------     -----------------
Accumulated depreciation........        (3,938,307)           (3,551,252)
Accumulated depreciation -
  suspense......................           195,659                    -
                                 -----------------     -----------------
                                 $      10,668,902     $      11,716,392
                                 =================     =================

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

     The Credit Facility contains covenants customary and typical for a facility of this nature, including, but not limited to, covenants restricting the use of proceeds, the Borrower's ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments. The Credit Facility also contains covenants that allow the lead lender to monitor construction of the Project, as well as covenants requiring that the Borrower maintain certain minimum financial ratios. The first covenant testing date is March 31, 2012; therefore, as of December 31, 2011, no breach of any covenant had occurred.

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

     At the Borrower's option, the First Facility will bear interest based either on a base rate (as defined in the Credit Facility agreement) plus an interest rate margin of 6.00%, or on one, three or six-month LIBOR rate plus an interest rate margin of 7.00% (in no event shall LIBOR be less than 2.00%). The First Facility will bear a 1.50% upfront fee and a 2.00% annual non-usage fee payable to the Partnership; such funds are to be totally advanced by August 15, 2011. The Second Facility will bear interest at a rate of 15.00%. Interest started accruing on December 17, 2010, and may not be prepaid until the First Facility is paid off. Any pre-payment on the Second Facility prior to December 10, 2013, is subject to call protection fees. The Second Facility may only be drawn on after an initial $50 million in Borrower equity is spent on the construction of the casino project. The First Facility may only be drawn on after the Second Facility has been fully drawn on. As of December 31, 2011, both the First Facility and the Second Facility had been fully drawn and recorded as Notes Receivable. Prior to being drawn, the Partnership's $3 million commitment under the First Facility was recorded as restricted cash.

     All participants, including the Partnership, executed an intercreditor agreement concerning the sharing of collateral contributions among the participants.

     The Partnership's General Partner received a mortgage placement fee of 1.5% of the Partnership's total commitment under the Credit Facility for its services in connection with the placement of the Credit Facility.


NOTE 7. MINIMUM FUTURE RENTAL REVENUES

     The Partnership leases office and retail space to various tenants under a variety of terms, including escalation provisions, renewal options and obligations of the tenants to reimburse operating expenses.

     The aggregate future minimum fixed lease payments receivable under noncancellable leases at December 31, 2011, are as follows:

          2012 .......... $   532,755
          2013 ..........     518,204
          2014 ..........     479,831
          2015 ..........     466,422
          2016 ..........     373,256
          Thereafter ....     937,055
                          -----------
                          $ 3,307,523
                          ===========


NOTE 8. RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

     A reconciliation of net income per financial statements to the tax basis of accounting is as follows:

                                         Year ended December 31,
                                       --------------------------
                                            2011         2010
                                       ------------- ------------
Net income per financial statements    $  2,239,476  $    11,944
Reconciliation of net income per books
  to tax basis accounting:
     Depreciation                            96,510       46,745
     Prepaid rent                                -           (35)
     Other tax adjustments                        6           -
                                       ------------- ------------
Net income per tax basis               $  2,335,992  $    58,654
                                       ============= ============

     The differences between the Partnership's net assets per financial statements and tax basis of accounting are as follows:

                                         Year ended December 31,
                                       --------------------------
                                            2011         2010
                                       ------------- ------------
Net assets per financial statements    $ 22,660,292  $ 21,326,271
Reconciliation of net assets per books
  to tax basis accounting:
     Tax basis in property                1,067,195     1,067,195
     Accumulated depreciation               628,192       531,682
     Unrealized gain from securities        505,235        (2,679)
Syndication costs                         2,230,944     2,230,944
Other tax adjustments                        10,085        10,085
                                       ------------- ------------
Net assets per tax basis               $ 27,101,943  $ 25,163,498
                                       ============= ============


NOTE 9. LITIGATION

     None.



NOTE 10. SUBSEQUENT EVENTS

     On December 30, 2011, the Partnership commenced an odd lot tender offer (the "Offer") to purchase all of its outstanding Units held by limited partners owning up to an aggregate of ten units at a price of $140 per Unit. Units held in employee benefit plans were not eligible for the offer. The Offer expired on February 9, 2012, and resulted in the tender by limited partners, and purchase by the Partnership, of 256 Units. Units repurchased pursuant to the Offer will be canceled and will have the status of authorized but unissued Units.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 6, 2011, the Partnership received a letter from its independent auditor, Mark Bailey & Co. ("MB & Co."), notifying the Partnership that MB & Co. had chosen not to stand for re-appointment as the Partnership's independent registered public accounting firm.

     On April 13, 2011, the Partnership engaged M&K CPAS, PLLC as our new independent registered public accounting firm. None of the reports of MB & Co. on our financial statements for either of the past two years or any subsequent interim periods contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

     During our two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with MB & Co. whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to MB & Co.'s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

     During the two most recent fiscal years and the interim periods preceding the engagement of M&K CPAS, PLLC, we have not consulted M&K CPAS, PLLC regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

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

     Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2011, to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in our internal controls that could materially affect the disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls.

Management's Annual Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

     Additionally, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Partnership's internal control over financial reporting that occurred during the fourth quarter of 2011, nor were there any significant deficiencies or material weaknesses in our internal controls.

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

     Mr. Farahi, age 59, was, until May 26, 2006, Co-Chairman of the Board, Chief Financial Officer, Secretary, and Treasurer of Monarch Casino & Resort, Inc. which, through its wholly-owned subsidiary Golden Road Motor Inn, Inc., a Nevada company, owns and operates the tropically themed Atlantis Casino Resort in Reno, Nevada. Since September 1, 1978, Mr. Farahi has been a partner in Farahi Investment Company, which is involved in real estate investment and development. He was also a director of the Bank of North Las Vegas from 2006 until January 2011. Mr. Farahi is also the Manager of the General Partner. Mr. Farahi holds a mechanical engineering degree from the University of California at Berkeley and a MBA degree in accounting from the California State University, Hayward.

     Although the Partnership does not have a board of directors or, accordingly, an audit committee, Mr. Farahi, as the managing member of the General Partner, qualifies as a "financial expert" as defined in Securities and Exchange Commission Regulation S-K.


ITEM 11. EXECUTIVE COMPENSATION

     Under the Amended LP Agreement, the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including without limitation the Partnership's cash flow from operations and disposition proceeds. For the fiscal year ended December 31, 2011, the General Partner was allocated income of $53,477 from the Partnership. See "Item 13. Certain Relationships and Related Transactions, and Director Independence" for information regarding amounts paid to affiliates of the General Partner by the Partnership for services provided by them in fiscal year 2011. The General Partner is the manager of the Sierra Property and received $132,662 in 2011 for such management services; included in these amounts is three percent of the monthly interest earned on the Partnership's cash in savings and money market accounts, which the Partnership began paying to the General Partner in 2006. Also, pursuant to the Amended LP Agreement, the General Partner may receive development fees from the Partnership but did not earn any such development fees in 2011 or 2010. In 2010, the General Partner earned $67,500 in mortgage placement fees for services rendered related to the Partnership's participation in the Grand Falls Credit Facility.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     (a)  Security Ownership of Certain Beneficial Owners.

     Except as set forth below, no person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 7, 2012:

                                           Number of         % of
Name of Beneficial Owners                  Units Owned       Class
-------------------------                  -----------       -----
Ben Farahi(1)                              65,326            37.7%
John Farahi(2)                             30,634(3)         17.7%
Bob Farahi(3)                              30,634(3)         17.7%

       (1) Mr. Ben Farahi's principal business address is 3702 S. Virginia St., Unit G2, Reno, Nevada 89502.
       (2) Mr. John Farahi's principal business address is 3800 S. Virginia St., Reno, Nevada 89502.
       (3) Mr. Bob Farahi's principal business address is 3702 S. Virginia St., Unit G2, Reno, Nevada 89502.

     (b)  Security Ownership of Management.

     At March 7, 2012, neither the General Partner nor its members, manager or affiliates owned any Units except as indicated in (a) above.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

     See "Item 8. Financial Statements - Note 4. "Conflicts of Interest and Transactions with Related Parties."


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The General Partner has appointed M&K CPAs, PLLC ("M&K") as independent auditors to audit the consolidated financial statements of the Partnership for 2011, 2012 and 2013. Mark Bailey & Co., Ltd. ("Mark Bailey & Co.") was appointed by the Partnership to audit the consolidated financial statements of the Partnership for 2010.

Audit Fees. The Partnership has agreed to pay M&K between $11,000 and $13,000 for professional services rendered for the audit of the Partnership's annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings and engagements for those fiscal years. The Partnership paid Mark Bailey & Co. audit fees of approximately $20,000 for the year ended December 31, 2010.

Audit Related Fees. The Partnership paid M&K approximately $12,000 during the year ended December 31, 2011 for assurance and related services that are reasonably related to the performance of the audit or review of the Partnership's financial statements, and the Partnership paid Mark Bailey & Co. audit related fees in the amount of $12,000 for the year ended December 31, 2010.

Tax Fees. The Partnership has agreed to pay M&K tax services fees of approximately $4,000 for the year ended December 31, 2011. The Partnership paid Mark Bailey & Co. tax services fees of $5,500 for the year ended December 31, 2010.

Other Fees. The Partnership did not pay any other fees to M&K for the year ended December 31, 2011.


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


BIGGEST LITTLE INVESTMENTS L.P.

By:  MAXUM LLC
     General Partner


By:  /s/ Ben Farahi                                       Date
     --------------
         Ben Farahi, Manager                              March 29, 2012

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                    Title                   Date

     /s/ Ben Farahi             Manager of                March 29, 2012
     --------------         the General Partner
         Ben Farahi

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



                                      -31-



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

11.       Consent of Independent Registered Accounting Firm                 33

31.       Certification pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002                                        34


32.       Certification pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.                                       35














                                      -32-



                                                                    EXHIBIT 11


                                                   Mark Bailey & Company, Ltd.
                                                  1495 Ridgeview Dr., Ste. 200
                                                                Reno, NV 89509
                                                   http://www.markbaileyco.com


         CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We consent to the use, in this Form 10-K for the fiscal year ended December 31, 2011, of our report dated March 30, 2011, accompanying the financial statements of Biggest Little Investments, LP as of December 31, 2010 and for the year then ended.


/s/ Mark Bailey & Company, Ltd.
    ----------------------------
    Mark Bailey & Company, Ltd.
    Reno, Nevada
    March 28, 2012















































                                      -33-



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

                                          /s/ Ben Farahi
                                          --------------
                                              Ben Farahi
                                              Manager of the General Partner

                                              Date: 3/29/12
                                     -34-



                                                                    Exhibit 32

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Biggest Little Investments, L.P. (the "Partnership"), on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:  March 29, 2012          /s/ Ben Farahi
                               --------------
                                   Ben Farahi,
                                   Manager of the General Partner

















































                                    -35-