Form 10-Q
period 2012-03-31
BIGGEST LITTLE INVESTMENTS LP
filed 2012-05-09
CIK 804671

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2012


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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]



                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS

                                                MARCH 31,        DECEMBER 31,
                                                  2012               2011
                                               (UNAUDITED)
                                              -------------      ------------
ASSETS

 Current Assets
  Cash and cash equivalents................... $ 5,761,723       $ 5,646,046
  Short-term investments - CDs................     248,102           248,101
  Trade and other receivables, net............      33,542            20,367
  Securities..................................   2,520,394         2,029,754
  Prepaid expense.............................       1,846             2,400
                                               -----------       -----------
    Total Current Assets......................   8,565,607         7,946,668
                                               -----------       -----------
 Long-Term Assets
  Notes receivable............................   4,410,000         4,455,000
                                               -----------       -----------
    Total Long-Term Assets....................   4,410,000         4,455,000
                                               -----------       -----------

 Property, plant and equipment, net...........  10,572,138        10,668,902
                                               -----------       -----------
     Total assets............................. $23,547,745       $23,070,570
                                               ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

     Accounts payable, prepaid rent, accrued
       expenses and unclaimed property........ $   125,926       $    40,770
     Tenant deposits..........................      21,386            22,808
     Demolition costs.........................     338,670           346,700
                                               -----------       -----------
  Total liabilities...........................     485,982           410,278
                                               -----------       -----------
  Commitments and Contingencies

    Partners' Equity
     Limited partners' equity (170,390 units
       issued and outstanding at 3/31/12;
       173,421 at 12/31/11)...................  22,438,788        22,702,467
     Prepaid redemption.......................     (10,220)         (246,280)
     Accumulated other comprehensive income
       (loss).................................      16,644          (410,490)
     General partner's equity.................     616,551           614,595
                                               -----------       -----------
  Total partners' equity......................  23,061,763        22,660,292
                                               -----------       -----------
Total liabilities and partners' equity........ $23,547,745       $23,070,570
                                               ===========       ===========

The accompanying Notes are an integral part of these Financial Statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
       STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED
                                                   --------------------------
                                                     MARCH 31,     MARCH 31,
                                                       2012          2011
                                                   ------------  ------------
Revenues
  Rental revenues.................................. $    94,418   $   119,231
  Related party rental revenues....................     110,323       101,428
  Fee revenues.....................................          -         15,000
  Other revenues...................................      12,627         2,450
                                                    -----------   -----------
     Total revenues................................     217,368       238,109
                                                    -----------   -----------
Costs and Expenses
  Operating expenses...............................     117,046       130,470
  General and administrative.......................      51,928        52,572
  Depreciation.....................................      96,764        96,764
  Management fees..................................      16,602        18,653
                                                    -----------   -----------
     Total costs and expenses......................     282,340       298,459
                                                    -----------   -----------
     Loss from operations.......................... $   (64,972)  $   (60,350)
                                                    -----------   -----------

Other Income and Expenses
  Interest income..................................     127,228        63,671
  Gain on sale of securities.......................      15,971            -
  Interest expense.................................          -           (160)
                                                    -----------   -----------
    Total other income.............................     143,199        63,511
                                                    -----------   -----------
    Net income.....................................      78,227         3,161
                                                    ===========   ===========

Other Comprehensive Income
  Unrealized gain from securities..................      16,644        23,839
                                                    -----------   -----------
    Comprehensive income...........................      94,871        27,000
                                                    ===========   ===========


Net Income Attributable To:

  Limited partners................................. $    76,271   $     3,082

  General partner..................................       1,956            79
                                                    -----------   -----------
                                                    $    78,227   $     3,161
                                                    ===========   ===========

Net income per unit of limited partnership
  interest (170,390 and 173,421 weighted average
  units outstanding for the three months ended
  March 31, 2012 and March 31, 2011, respectively). $      0.45   $      0.02
                                                    ===========   ===========

The accompanying Notes are an integral part of these Financial Statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                  FOR THE THREE MONTHS ENDED
                                                 ----------------------------
                                                    March 31,     March 31,
                                                      2012          2011
                                                 -------------  -------------
Cash flows from operating activities:
  Net income.................................... $      78,227  $       3,161
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation ...............................        96,764         96,764
    Gain on sale of securities..................       (15,971)            -
   Changes in assets and liabilities:
    Increase in receivables.....................       (13,175)        (4,032)
    Decrease (increase) in prepaid expense......           554        (59,470)
    Increase (decrease) in accounts payable,
     accrued expenses, and other liabilities....        75,704         (2,290)
    Increase in short-term investments - CD.....            -            (262)
                                                 -------------   ------------
   Net cash provided by operating activities....       222,103         33,871
                                                 -------------   ------------

Cash flows from investing activities:
  Cash used for the purchase of securities......      (262,620)    (1,024,862)
  Cash received from the sale of securities.....       215,084             -
  Cash received from Grand Falls note receivable        45,000             -
                                                 -------------   ------------
     Net cash used in investing activities......        (2,536)    (1,024,862)
                                                 -------------   ------------

Cash flows from financing activities:
  Cash used for payment of redemption of
    limited partnership units...................       (93,670)       (85,080)
  Cash used for prepayment of redemption of
    limited partnership units...................       (10,220)          (990)
                                                 -------------   ------------
     Net cash used in financing activities......      (103,890)       (86,070)
                                                 -------------   ------------

Net increase (decrease)in cash and cash
   equivalents..................................       115,677     (1,077,061)

Cash and cash equivalents, beginning of period..     5,646,046      4,059,370
                                                 -------------   ------------
Cash and cash equivalents, end of period........ $   5,761,723    $ 2,982,309
                                                 =============   ============

Non-Cash
      Retired prepaid redemption................ $     246,280  $      45,260
      Draw on credit facility................... $          -   $   3,000,000
      Unrealized gain (loss) on securities...... $     427,133  $    (778,906)


The accompanying Notes are an integral part of these Financial Statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL INFORMATION

     Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures made are adequate to make the information not misleading. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Biggest Little Investments, L.P. (the "Partnership") Annual Report on Form 10-K for the year ended December 31, 2011. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2011, was derived from audited financial statements at such date.

     The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

     In accordance with the Accounting Standards Codification ("ASC") Section 360, the Partnership evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. As of March 31, 2012, the Partnership's only operating asset was the Sierra Marketplace Shopping Center located in Reno, Nevada (the "Sierra Property") and the Partnership determined that none of its long-lived assets were impaired as of such date.

Allowance for Doubtful Accounts

     The Partnership monitors its accounts receivable balances on a monthly basis to ensure they are collectible. On a quarterly basis, the Partnership uses its historical experience to determine its accounts receivable reserve. The Partnership's allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. The Partnership evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations. In these cases, management uses judgment, based upon the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. The Partnership also establishes a general reserve based upon a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, the Partnership's estimate of the recoverability of amounts due the Partnership could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known. As of March 31, 2012, the Partnership did not have any reserve for bad debt.

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

     Rental revenues from the Adjacent Property has been reclassified into "Related Party Rental Revenues" for the period ended March 31, 2012, and the 2011 presentation has been modified to reflect such reclassification. This reclassification had no effect on the Partnership's net income for the period ended March 31, 2012 or for any other period.

Investments

     Investments are classified as trading or available-for-sale.
Trading investments are recorded at fair value with unrealized gains and losses reflected in the statements of operations. Available-for-sale investments' unrealized gains and losses are included as a component of Other Comprehensive Income in the accompanying statements of operations and comprehensive income. Interest on investments is recognized as income when earned. Realized gains and losses on investments are included in Other Income and Expenses in the accompanying statements of operations and comprehensive income.

Long-term Notes Receivable

     Long-term notes receivable bear interest and are due upon maturity. Interest income associated with these notes receivable is reflected in the accompanying statements of operations and comprehensive income under the caption "Interest Income."

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

     Financial instruments including cash and cash equivalents, trade and notes receivable, securities, accounts payable and accrued expenses are carried in the financial statements at amounts that approximated fair value at March 31, 2012. See "Note 3. Fair Value Measurements."

Net Income Per Unit of Limited Partnership Interest

     Net income per unit of limited partnership interest (each individually, a "Unit" and, together, the "Units") is computed based upon the weighted average number of Units outstanding (170,390 for the three months ended March 31, 2012, and 173,421 for the three months ended March 31, 2011) during the period then ended.

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

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership's limited partners to sell their Units back to the Partnership (the "Redemption Offer"). The Partnership may repurchase whole Units only, at a price reasonably determined by the general partner of the Partnership (the "General Partner") based on market considerations. Units repurchased by the Partnership under the Redemption Offer will be canceled, and will have the status of authorized but unissued Units. The Partnership's obligation to repurchase any Units under the Redemption Offer is conditioned upon it having sufficient funds available to complete the repurchase. The Partnership will use any operating funds as the General Partner, in its sole discretion, may reserve for the purpose of funding the Redemption Offer. On August 22, 2011, the Redemption Offer was extended until August 31, 2012, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Redemption Offer in its sole discretion. As of March 31, 2012, an aggregate of 10,384 Units had been repurchased by the Partnership at an approximate average price of $102.81 per Unit pursuant to the Redemption Offer.

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

     Valuation of Financial Instruments measured on a recurring basis by hierarchy levels as of March 31, 2012:

                                     Fair Value Measurement
                                ---------------------------------
                                 Level 1     Level 2     Level 3      Total
                                ----------  ---------   ---------  ----------
Stock Securities                $3,150,710  $      -    $      -   $3,150,710
Short option securities           (630,316)        -           -     (630,316)
Short-Term Investments - CDs       248,102         -           -      248,102
Notes receivable                 4,410,000         -           -    4,410,000
                                ----------  ---------   ---------  ----------
Total                           $7,178,496  $      -    $      -   $7,178,496
                                ==========  =========   =========  ==========

     Valuation of Financial Instruments measured on a recurring basis by hierarchy levels as of December 31, 2011:

                                     Fair Value Measurement
                                ---------------------------------
                                 Level 1     Level 2     Level 3      Total
                                ----------  ---------   ---------  ----------
Stock Securities                $2,253,010  $      -    $      -   $2,253,010
Short option securities           (223,256)        -           -     (223,256)
Short-Term Investments - CDs       248,101         -           -      248,101
Notes receivable                 4,455,000         -           -    4,455,000
                                ----------  ---------   ---------  ----------
Total                           $6,732,855  $      -    $      -   $6,732,855
                                ==========  =========   =========  ==========

     The Partnership recorded an unrealized gain of $427,133 for the three months ended March 31, 2012, and recorded an unrealized gain of $23,839 for the three months ended March 31, 2011. During the three months ended March 31, 2012, the Partnership sold securities resulting in a realized gain of $15,971 using the first-in, first-out method.


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

     Ben Farahi, the manager of the General Partner, was, until May 26, 2006, Co-Chairman of the Board, Chief Financial Officer, Secretary, and Treasurer of Monarch Casino & Resort, Inc. ("Monarch"), the owner of the Adjacent Property. He owned approximately 12.1% of Monarch's outstanding common stock as of March 31, 2012.

     Accounting rules define transactions with related parties as transactions which are not arm's-length in nature and, therefore, may not represent fair market value.

Compensation of the General Partner

     The General Partner is the manager of the Sierra Property. The General Partner received $16,602 and $18,653 for the three months ended March 31, 2012 and 2011, respectively, for such management services; included in these amounts is three percent of the monthly interest earned on the Partnership's cash in savings and money market accounts, which the Partnership began paying to the General Partner in 2006. Also, pursuant to the Partnership's Second Amended and Restated Agreement of Limited Partnership (the "Amended LP Agreement"), the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, the General Partner was allocated net income of $1,956 for the three months ended March 31, 2012 and net income of $79 for the three months ended March 31, 2011.

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

NOTE 5. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                   March 31, 2012      December 31, 2011
                                 ------------------    -----------------
Land............................ $       3,198,574     $      3,198,574
Less land taken by condemnation.          (117,483)            (117,483)
                                 ------------------    -----------------
                                         3,081,091           3, 081,091
                                 ------------------    -----------------
Building and improvements.......        12,069,070           12,069,070
Buildings - suspense............          (738,611)            (738,611)
                                 ------------------    -----------------
                                        14,411,550           14,411,550
                                 ------------------    -----------------
Accumulated depreciation........        (4,035,071)          (3,938,307)
Accumulated depreciation -
  suspense......................           195,659              195,659
                                 ------------------    -----------------
                                 $      10,572,138     $     10,668,902
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

     The Credit Facility contains covenants customary and typical for a facility of this nature, including, but not limited to, covenants restricting the use of proceeds, the Borrower's ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments. The Credit Facility also contains covenants that allow the lead lender to monitor construction of the Project, as well as covenants requiring that the Borrower maintain certain minimum financial ratios. The Borrower was in compliance with the Credit Facility's covenants as of March 31, 2012.

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

     At the Borrower's option, the First Facility will bear interest based either on a base rate (as defined in the Credit Facility agreement) plus an interest rate margin of 6.00%, or on one, three or six-month LIBOR rate plus an interest rate margin of 7.00% (in no event shall LIBOR be less than 2.00%). The First Facility bore a 1.50% upfront fee and a 2.00% annual non-usage fee payable to the Partnership. The Second Facility bears interest at a rate of 15.00%. Interest started accruing on December 17, 2010, and may not be prepaid until the First Facility is paid off. Any pre-payment on the Second Facility prior to December 10, 2013, is subject to call protection fees. The Second Facility may only be drawn on after an initial $50 million in Borrower equity is spent on the construction of the casino project. The First Facility may only be drawn on after the Second Facility has been fully drawn on. As of March 31, 2012, both the First Facility and the Second Facility had been fully drawn and recorded as Notes Receivable. Prior to being drawn, the Partnership's $3 million commitment was recorded as restricted cash.

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

Recent Events

     On April 10, 2012, the Partnership issued a cash distribution of $2.00 per unit of limited partnership interest in the Partnership (the "Units") to limited partners of record as of the close of business on March 29, 2012.

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

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership's limited partners to sell their Units back to the Partnership (the "Redemption Offer"). The Partnership may repurchase whole Units only, at a price reasonably determined by the General Partner based on market considerations. Units repurchased by the Partnership under the Redemption Offer will be canceled, and will have the status of authorized but unissued Units. The Partnership's obligation to repurchase any Units under the Redemption Offer is conditioned upon its having sufficient funds available to complete the repurchase. The Partnership will use any operating funds as the General Partner, in its sole discretion, may reserve for the purpose of funding the Redemption Offer. On August 22, 2011, the Redemption Offer was extended until August 31, 2012, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Redemption Offer in its sole discretion. As of March 31, 2012, an aggregate of 10,384 Units had been repurchased by the Partnership pursuant to the Redemption Offer.

Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents increased by $115,677 to $5,761,723 during the three months ended March 31, 2012 as compared to December 31, 2011. The increase was due primarily to cash provided by operating activities that were partially offset by cash used for the payment and prepayment for Units to limited partners pursuant to the Repurchase Program and for the purchase of securities of publicly traded companies. The Partnership is permitted to purchase such securities pursuant to its Second Amended and Restated Agreement of Limited Partnership. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership.

     None of the recently issued accounting standards had an effect on the Partnership's financial statements.

Real Estate Market

     The Partnership's sole fixed asset as of March 31, 2012, was the Sierra Property, which currently has a vacancy rate of approximately 78% based on leasable square footage. The ongoing softness in the overall economy has hurt the retail sector, thus making it difficult to locate new tenants for the Sierra Property. Also, in the past few years, the Sierra Property has lost all three of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms. One of the anchor tenant spaces was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the Adjacent Property, and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property since September 30, 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by the space. The other two anchor tenant spaces are vacant.

     The Partnership continues to market the Sierra Property to potential tenants.

     There can be no assurances that the Partnership's efforts to increase the Sierra Property's occupancy will be successful.


Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2012 AND 2011.

     The Partnership earned net income of $78,227 for the three-month period ended March 31, 2012, versus net income of $3,161 for the same period in 2011. The increase was due mainly to interest income from the Credit Facility
(see Note 6. Notes Receivable) as well as its cash balances. This gain was partially offset by an approximate $64,972 loss from operations. Revenues, not including interest income, decreased by $20,741 to $217,368 for the quarter ended March 31, 2012 as compared to the same period in 2011. The decrease in revenues is due to lower rental income from fewer tenants and lower rents at the Sierra Property during the first quarter of 2012 as compared to the same period in the prior year, as well as fee revenues from the Partnership's participation in the Credit Facility earned during the 2011 first quarter that the Partnership did not earn during the 2012 first quarter.

     Costs and expenses decreased to $282,340 for the three-month period ended March 31, 2012, as compared to $298,459 for the same period in the prior year mainly due to decreases in operating costs and management fees. Operating expenses decreased by $13,424 mainly due to decreases in taxes and insurance costs, as well as lower utility and maintenance costs to the Sierra Property. Management fees decreased to $16,602 during the first quarter of 2012 compared to $18,653 for the same period in 2011 primarily due to the decrease in rental revenues. General and administrative expenses remained relatively unchanged, as did the Partnership's depreciation expense. The Partnership also incurred an unrealized gain of $16,644 from its holdings of various securities during the 2012 first quarter as compared to an unrealized gain of $23,839 during the 2011 first quarter.

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

Critical Accounting Policies

     The Partnership's only significant critical accounting policy relates to the evaluation of the fair value of real estate. The Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term and long-term needs of the Partnership, except that the Partnership may need to obtain financing for any future renovation efforts or other capital projects. The Partnership did not incur any impairment charges during the three months ended March 31, 2012 or 2011. See "Notes to Financial Statements - Note 5. Real Estate."

     Investments are classified as trading or available-for-sale.
Trading investments are recorded at fair value with unrealized gains and losses reflected in the statements of operations. Available-for-sale investments' unrealized gains and losses are included as a component of Other Comprehensive Income in the accompanying statements of operations and comprehensive income. Interest on investments is recognized as income when earned. Realized gains and losses on investments are included in Other Income and Expenses in the accompanying statements of operations and comprehensive income.

     Long-term notes receivable bear interest and are due upon maturity. Interest income associated with these notes receivable is reflected in the accompanying statements of operations and comprehensive income under the caption "Interest income."


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

     Based on an evaluation under the supervision and with the participation of the Partnership's management, its principal executive and financial officer has concluded that the Partnership's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2012, to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership's management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in the Partnership's internal control over financial reporting during the quarter ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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


                                     BIGGEST LITTLE INVESTMENTS L.P.

                                     BY: MAXUM LLC
                                         Its General Partner


                                     BY:     /S/ BEN FARAHI
                                             -------------------
                                                 Ben Farahi
                                                 Manager


                                     DATE:   05/09/2012

                         BIGGEST LITTLE INVESTMENTS, L.P.
                             FORM 10-Q MARCH 31, 2012


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

                                /s/ BEN FARAHI
                                --------------
                                    Ben Farahi
                                    Manager of the General Partner

                                    Date: 05/09/2012

                                                                  EXHIBIT 32.1

                      BIGGEST LITTLE INVESTMENTS L.P.
                         FORM 10-Q MARCH 31, 2012

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Biggest Little Investments L.P. (the "Partnership") on Form 10-Q for the fiscal quarter ended March 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:  May 09, 2012


    /s/ BEN FARAHI
    --------------
        Ben Farahi
        Manager of the General Partner