Form 10-Q
period 2012-06-30
BIGGEST LITTLE INVESTMENTS LP
filed 2012-08-09
CIK 804671

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2012


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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]



                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS

                                                JUNE 30,         DECEMBER 31,
                                                  2012               2011
                                               (UNAUDITED)
                                              -------------      ------------
ASSETS

 Current Assets
  Cash and cash equivalents................... $ 5,631,849       $ 5,646,046
  Short-term investments - CDs................     249,348           248,101
  Trade and other receivables, net............      23,830            20,367
  Securities..................................   2,216,412         2,029,754
  Prepaid expense.............................         196             2,400
                                               -----------       -----------
    Total Current Assets......................   8,121,635         7,946,668
                                               -----------       -----------
 Long-Term Assets
  Notes receivable............................   4,329,000         4,455,000
  Property, plant and equipment, net........... 10,475,374        10,668,902
                                               -----------       -----------
    Total Long-Term Assets....................  14,804,374        15,123,902
                                               -----------       -----------
     Total assets............................. $22,926,009       $23,070,570
                                               ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

     Accounts payable, prepaid rent, accrued
       expenses and unclaimed property........ $   183,883       $    40,770
     Tenant deposits..........................      21,386            22,808
     Demolition costs.........................     328,915           346,700
                                               -----------       -----------
  Total liabilities...........................     534,184           410,278
                                               -----------       -----------
  Commitments and Contingencies

    Partners' Equity
     Limited partners' equity (170,390 units
       issued and outstanding at 6/30/12;
       173,421 at 12/31/11)...................  22,177,411        22,702,467
     Prepaid redemption.......................    (103,634)         (246,280)
     Accumulated other comprehensive (loss)...    (291,800)         (410,490)
     General partner's equity.................     609,848           614,595
                                               -----------       -----------
  Total partners' equity......................  22,391,825        22,660,292
                                               -----------       -----------
Total liabilities and partners' equity........ $22,926,009       $23,070,570
                                               ===========       ===========

The accompanying Notes are an integral part of these Financial Statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
       STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)



                                   FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS
ENDED
                                            --------------------------   ----------------
--------
                                              JUNE 30,      JUNE 30,       JUNE 30,
JUNE 30,
                                                2012          2011           2012
2011
                                            ------------  ------------   -----------  ---
--------
Revenues

  Rental revenues.......................... $   91,382    $  114,409     $  185,788    $
235,084
  Related party rental revenues............    110,333       106,883        220,667
206,867
  Fee revenues.............................         -         10,457              -
25,457
  Other revenues...........................     13,386         5,314         26,013
7,764
                                            -----------   -----------    -----------   --
--------
     Total revenues........................    215,101       237,063        432,468
475,172
                                            -----------   -----------    -----------   --
--------
Costs and expenses

  Operating expenses.......................    117,942       122,497        235,021
252,984
  General and administrative...............     34,843        40,919         86,737
93,473
  Depreciation.............................     96,764        96,764        193,528
193,528
  Management fees..........................     15,967        79,204         32,569
97,858
                                            -----------   -----------    -----------   --
--------
     Total costs and expenses..............    265,516       339,384        547,855
637,843
                                            -----------   -----------    -----------   --
--------
  (Loss) income from operations............    (50,415)     (102,321)      (115,387)
(162,671)

Other Income and Expenses
  Gain from condemnation...................         -      2,071,352             -
2,071,352
  Gain on sale of securities...............      4,462            -          20,433
-
  Interest income..........................    127,132        83,987        254,360
147,658
  Interest expense.........................         -             -              -
(160)
                                            -----------   -----------    -----------   --
--------
    Total Other Income                         131,594     2,155,339        274,793
2,218,850
                                            -----------   -----------    -----------   --
--------

  Net income............................... $   81,179    $2,053,018     $  159,406
$2,056,179
                                            ===========   ===========    ===========
==========

Other Comprehensive Income
   Unrealized loss from securities......... $ (308,444)   $  (61,925)    $ (118,689)
$(149,306)
                                            -----------   -----------    -----------   --
--------
    Comprehensive Income (Loss)............ $ (227,265)   $1,991,093     $   40,717
$1,906,873
                                            ===========   ===========    ===========
==========


Net income attributable to:

  Limited partners......................... $   79,149    $2,001,693     $  155,420
$2,004,774

  General partner..........................      2,030        51,325          3,986
51,405
                                            -----------   -----------    -----------   --
--------
                                            $   81,179    $2,053,018    $  159,406
$2,056,179
                                            ===========   ===========    ===========
==========

Net income per unit of limited
  partnership interest (170,390 and 173,421
  average units outstanding for
  the three and six months ended June 30,
  2012 and 2011, respectively)............. $     0.46    $    11.54     $     0.91    $
11.56
                                            ===========   ===========    ===========
==========

The accompanying Notes are an integral part of these Financial Statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                   FOR THE SIX MONTHS ENDED
                                                 ----------------------------
                                                    June 30,      June 30,
                                                      2012          2011
                                                 -------------  -------------
Cash flows from operating activities:
  Net income.................................... $     159,406  $   2,056,179
   Adjustments to reconcile net income to
    net cash provided by operating activities:
    Gain on property condemnation...............            -      (2,071,352)
    Depreciation ...............................       193,528        193,528
    Gain on sale of securities..................       (20,433)
   Changes in assets and liabilities:
    Increase in receivables.....................        (3,463)       (22,469)
    Decrease in prepaid expense.................         2,204          7,739
    Increase (decrease) in accounts payable,
     accrued expenses, and other liabilities....       123,906         57,363
    Increase in short-term investments - CD.....        (1,247)          (264)
                                                 -------------  -------------
   Net cash provided by operating activities....       453,901        220,724
                                                 -------------  -------------

Cash flows from investing activities:
  Cash used for the purchase of securities......      (262,620)    (1,024,861)
  Cash received from the sale of securities.....       215,084             -
  Cash received from Grand Falls note receivable       126,000
  Cash received for property condemnation.......            -       2,731,787
  Cash received for demolition costs............            -         346,700
                                                 -------------  -------------
     Net cash provided by investing activities..        78,464      2,053,627
                                                 -------------  -------------

Cash flows from financing activities:
  Cash used for payment of redemption of
    limited partnership units...................       (93,670)      (153,940)
  Cash used for prepayment of redemption of
    limited partnership units...................      (103,634)       (74,460)
  Cash used for distribution....................      (349,258)            -
                                                 -------------  -------------
     Net cash used in financing activities......      (546,562)      (228,400)
                                                 -------------  -------------

Net (decrease)/increase in cash and cash
   equivalents..................................       (14,197)     2,045,951

Cash and cash equivalents, beginning of period..     5,646,046      4,059,370
                                                 -------------  -------------
Cash and cash equivalents, end of period........ $   5,631,849  $   6,105,321
                                                 =============  =============

Non-Cash
      Retired prepaid redemption................ $     246,280  $      45,260
      Draw on credit facility................... $          -   $   1,841,123
      Unrealized gain/loss on securities........ $    (118,689) $     151,985


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

     The results of operations for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

     In accordance with the Accounting Standards Codification ("ASC") Section 360, the Partnership evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. As of June 30, 2012, the Partnership's only operating asset was the Sierra Marketplace Shopping Center located in Reno, Nevada (the "Sierra Property") and the Partnership determined that none of its long-lived assets were impaired as of such date.

Allowance for Doubtful Accounts

     The Partnership monitors its accounts receivable balances on a monthly basis to ensure they are collectible. On a quarterly basis, the Partnership uses its historical experience to determine its accounts receivable reserve. The Partnership's allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. The Partnership evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations. In these cases, management uses judgment, based upon the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. The Partnership also establishes a general reserve based upon a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, the Partnership's estimate of the recoverability of amounts due the Partnership could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known. As of June 30, 2012, the Partnership did not have any reserve for bad debt.

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

     Rental revenues from the Adjacent Property has been reclassified into "Related Party Rental Revenues" for the period ended June 30, 2012, and the 2011 presentation has been modified to reflect such reclassification. This reclassification had no effect on the Partnership's net income for the period ended June 30, 2012 or for any other period.

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

     Financial instruments including cash and cash equivalents, trade and notes receivable, securities, accounts payable and accrued expenses are carried in the financial statements at amounts that approximated fair value at June 30, 2012. See "Note 3. Fair Value Measurements."

Net Income Per Unit of Limited Partnership Interest

     Net income per unit of limited partnership interest (each individually, a "Unit" and, together, the "Units") is computed based upon the weighted average number of Units outstanding (170,390 for the six months ended June 30, 2012, and 173,421 for the six months ended June 30, 2011) during the period then ended.

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership's limited partners to sell their Units back to the Partnership (the "Redemption Offer"). The Partnership may repurchase whole Units only, at a price reasonably determined by the general partner of the Partnership (the "General Partner") based on market considerations. Units repurchased by the Partnership under the Redemption Offer will be canceled, and will have the status of authorized but unissued Units. The Partnership's obligation to repurchase any Units under the Redemption Offer is conditioned upon it having sufficient funds available to complete the repurchase. The Partnership will use any operating funds as the General Partner, in its sole discretion, may reserve for the purpose of funding the Redemption Offer. On August 22, 2011, the Redemption Offer was extended until August 31, 2012, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Redemption Offer in its sole discretion. As of June 30, 2012, an aggregate of 11,286 Units had been repurchased by the Partnership at an approximate average price of $102.87 per Unit pursuant to the Redemption Offer.

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

     Valuation of Financial Instruments measured on a recurring basis by hierarchy levels as of June 30, 2012:

                                     Fair Value Measurement
                                ---------------------------------
                                 Level 1     Level 2     Level 3      Total
                                ----------  ---------   ---------  ----------
Stock Securities                $2,664,310  $      -    $      -   $2,664,310
Short option securities           (447,898)        -           -     (447,898)
Short-Term Investments - CDs       249,348         -           -      249,348
Notes receivable                 4,329,000         -           -    4,329,000
                                ----------  ---------   ---------  ----------
Total                           $6,794,760  $      -    $      -   $6,794,760
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
                                ==========  =========   =========  ==========

     The Partnership recorded an unrealized loss of $308,444 for the six months ended June 30, 2012, and recorded an unrealized loss of $149,306 for the six months ended June 30, 2011. During the six months ended June 30, 2012, the Partnership sold securities resulting in a realized gain of $20,433 using the first-in, first-out method.


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

     Ben Farahi, the manager of the General Partner, was, until May 26, 2006, Co-Chairman of the Board, Chief Financial Officer, Secretary, and Treasurer of Monarch Casino & Resort, Inc. ("Monarch"), the owner of the Adjacent Property. He owned approximately 12.1% of Monarch's outstanding common stock as of June 30, 2012.

     Accounting rules define transactions with related parties as transactions which are not arm's-length in nature and, therefore, may not represent fair market value.

Compensation of the General Partner

     The General Partner is the manager of the Sierra Property. The General Partner received $32,569 and $97,858 for the six months ended June 30, 2012 and 2011, respectively, for such management services; included in these amounts is three percent of the monthly interest earned on the Partnership's cash in savings and money market accounts, which the Partnership began paying to the General Partner in 2006. Also, pursuant to the Partnership's Second Amended and Restated Agreement of Limited Partnership (the "Amended LP Agreement"), the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, the General Partner was allocated net income of $3,986 for the six months ended June 30, 2012 and net income of $51,405 for the six months ended June 30, 2011.

     On April 10, 2012, the Partnership issued a cash distribution of $2.00 per unit on the outstanding limited partnership interests of the Partnership to limited partners of record at the close of business on March 29, 2012. The General Partner received $8,733 from this distribution.

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

NOTE 5. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                   June 30, 2012       December 31, 2011
                                 ------------------    -----------------
Land............................ $       3,198,574     $      3,198,574
Less land taken by condemnation.          (117,483)            (117,483)
                                 ------------------    -----------------
                                         3,081,091           3, 081,091
                                 ------------------    -----------------
Building and improvements.......        12,069,070           12,069,070
Buildings - suspense............          (738,611)            (738,611)
                                 ------------------    -----------------
                                        14,411,550           14,411,550
                                 ------------------    -----------------
Accumulated depreciation........        (4,131,835)          (3,938,307)
Accumulated depreciation -
  suspense......................           195,659              195,659
                                 ------------------    -----------------
                                 $      10,475,374     $     10,668,902
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

     The Credit Facility contains covenants customary and typical for a facility of this nature, including, but not limited to, covenants restricting the use of proceeds, the Borrower's ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments. The Credit Facility also contains covenants that allow the lead lender to monitor construction of the Project, as well as covenants requiring that the Borrower maintain certain minimum financial ratios. The Borrower was in compliance with the Credit Facility's covenants as of June 30, 2012.

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

     At the Borrower's option, the First Facility will bear interest based either on a base rate (as defined in the Credit Facility agreement) plus an interest rate margin of 6.00%, or on one, three or six-month LIBOR rate plus an interest rate margin of 7.00% (in no event shall LIBOR be less than 2.00%). The First Facility bore a 1.50% upfront fee and a 2.00% annual non-usage fee payable to the Partnership. The Second Facility bears interest at a rate of 15.00%. Interest started accruing on December 17, 2010, and may not be prepaid until the First Facility is paid off. Any pre-payment on the Second Facility prior to December 10, 2013, is subject to call protection fees. The Second Facility may only be drawn on after an initial $50 million in Borrower equity is spent on the construction of the casino project. The First Facility may only be drawn on after the Second Facility has been fully drawn on. As of June 30, 2012, both the First Facility and the Second Facility had been fully drawn and recorded as Notes Receivable. Prior to being drawn, the Partnership's $3 million commitment was recorded as restricted cash.

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

Recent Events

     On April 10, 2012, the Partnership issued a cash distribution of $2.00 per outstanding limited partnership interest of the Partnership (each a "Unit") to limited partners of record at the close of business on March 29, 2012.

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership's limited partners to sell their Units back to the Partnership (the "Redemption Offer"). The Partnership may repurchase whole Units only, at a price reasonably determined by the General Partner based on market considerations. Units repurchased by the Partnership under the Redemption Offer will be canceled, and will have the status of authorized but unissued Units. The Partnership's obligation to repurchase any Units under the Redemption Offer is conditioned upon its having sufficient funds available to complete the repurchase. The Partnership will use any operating funds as the General Partner, in its sole discretion, may reserve for the purpose of funding the Redemption Offer. On August 22, 2011, the Redemption Offer was extended until August 31, 2012, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Redemption Offer in its sole discretion. As of June 30, 2012, an aggregate of 11,286 Units had been repurchased by the Partnership pursuant to the Redemption Offer at an approximate average price of $102.87 per Unit pursuant to the Redemption Offer.

Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents decreased by $14,197 to $5,631,849 during the six months ended June 30, 2012 as compared to December 31, 2011. The decrease was due primarily to cash used for the $2.00-per-unit distribution in April 2012, as well as the payment and prepayment of redemption of Units that were partially offset by cash provided by operating activities and cash received for principal and interest payments from the Grand Falls note receivable described in "Notes to Financial Statements-Note 6. Notes Receivable"). Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership.

Real Estate Market

     The Partnership's sole fixed asset as of June 30, 2012, was the Sierra Property, which currently has a vacancy rate of approximately 78% based on leasable square footage. The ongoing softness in the overall economy has hurt the retail sector, thus making it difficult to locate new tenants for the Sierra Property. Also, in the past few years, the Sierra Property has lost all three of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms. One of the anchor tenant spaces was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the hotel casino property next to the Sierra Property (the "Adjacent Property"), and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property since September 30, 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by the space. The other two anchor tenant spaces are vacant.

     The Partnership continues to market the Sierra Property to potential tenants.

     There can be no assurances that the Partnership's efforts to increase the Sierra Property's occupancy will be successful.

Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2012 AND 2011.

     The Partnership earned net income of $81,179 for the three-month period ended June 30, 2012, versus net income of $2,053,018 for the same period in 2011. The decrease was due mainly to a gain from property condemnation of $2,071,352 during the 2011 second quarter that the Partnership did not have in the 2012 period. The Partnership incurred a loss from operations of $50,415 during the three months ended June 30, 2012, as compared to a loss from operations of $102,321 during the comparable period in 2011. Revenues, not including interest income, decreased by $21,962 to $215,101 for the quarter ended June 30, 2012 as compared to the same period in 2011. The decrease in revenues is due to lower rental income from fewer tenants and lower rents at the Sierra Property during the second quarter of 2012 as compared to the same period in the prior year.

     Costs and expenses decreased to $265,516 for the three-month period ended June 30, 2012, as compared to $339,384 for the same period in the prior year mainly due to decreases in management fees, operating costs and general and administrative expenses. Management fees decreased as a result of a one-time fee paid by the Partnership to the General Partner during the 2011 second quarter as compensation for its services in connection with the widening project described in "Notes to Financial Statements-Note 5. Real Estate" (the "Widening Project"). The Partnership did not incur such an expense in the 2012 second quarter. Operating expenses decreased by $4,555 mainly due to a decrease in bad debt expense that was partially offset by higher utility and maintenance costs to the Sierra Property. General and administrative expenses decreased by $6,076 primarily as a result of lower legal and accounting fees. The Partnership's depreciation expense remained unchanged. The Partnership also incurred an unrealized loss of $308,444 from its holdings of various securities during the 2012 second quarter as compared to an unrealized loss of $61,925 during the 2011 second quarter.

COMPARISON OF OPERATING RESULTS FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2012 AND 2011.

     The Partnership earned net income of $159,406 for the six-month period ended June 30, 2012, versus net income of $2,056,179 for the same period in 2011. The decrease was due mainly to a gain from property condemnation of $2,071,352 during the first six months of 2011 that the Partnership did not have in the 2012 period. The Partnership incurred a loss from operations of $115,387 during the six months ended June 30, 2012, as compared to a loss from operations of $162,671 during the comparable period in 2011. Revenues, not including interest income, decreased by $42,704 to $432,468 for the period ended June 30, 2012 as compared to the same period in 2011. The decrease in revenues is due to lower rental income from fewer tenants and lower rents at the Sierra Property during the first six months of 2012 as compared to the same period in the prior year.

     Costs and expenses decreased to $547,855 for the six-month period ended June 30, 2012, as compared to $637,843 for the same period in the prior year mainly due to decreases in management fees, operating costs and general and administrative expenses. Management fees decreased as a result of a one-time fee paid by the Partnership to the General Partner during the first six months of 2011 as compensation for its services in connection with the Widening Project. The Partnership did not incur such an expense in the 2012 period. Operating expenses decreased by $17,963 mainly due to decreases in bad debt expense and taxes and insurance costs. General and administrative expenses decreased by $6,736 primarily as a result of lower legal and accounting fees. The Partnership's depreciation expense remained unchanged. The Partnership also incurred an unrealized loss of $118,689 from its holdings of various securities during the first six months of 2012 as compared to an unrealized loss of $149,306 during the 2011 six-month period.

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

Critical Accounting Policies

     The Partnership's only significant critical accounting policy relates to the evaluation of the fair value of real estate. The Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term and long-term needs of the Partnership, except that the Partnership may need to obtain financing for any future renovation efforts or other capital projects. The Partnership did not incur any impairment charges during the six months ended June 30, 2012 or 2011. See "Notes to Financial Statements - Note 5. Real Estate."

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

     Based on an evaluation under the supervision and with the participation of the Partnership's management, its principal executive and financial officer has concluded that the Partnership's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2012, to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership's management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in the Partnership's internal control over financial reporting during the quarter ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.







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


                                     BIGGEST LITTLE INVESTMENTS L.P.

                                     BY: MAXUM LLC
                                         Its General Partner


                                     BY:     /S/ BEN FARAHI
                                             -------------------
                                                 Ben Farahi
                                                 Manager


                                     DATE:   08/09/2012

                         BIGGEST LITTLE INVESTMENTS, L.P.
                             FORM 10-Q JUNE 30, 2012


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

                                /s/ BEN FARAHI
                                --------------
                                    Ben Farahi
                                    Manager of the General Partner

                                    Date: 08/09/2012

                                                                  EXHIBIT 32.1

                      BIGGEST LITTLE INVESTMENTS L.P.
                         FORM 10-Q JUNE 30, 2012

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Biggest Little Investments L.P. (the "Partnership") on Form 10-Q for the fiscal quarter ended June 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:  August 9, 2012


    /s/ BEN FARAHI
    --------------
        Ben Farahi
        Manager of the General Partner