Form 10-Q
period 2012-09-30
BIGGEST LITTLE INVESTMENTS LP
filed 2012-10-31
CIK 804671

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2012


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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]



                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS

                                              SEPTEMBER 30,      DECEMBER 31,
                                                  2012               2011
                                               (UNAUDITED)
                                              -------------      ------------
ASSETS

 Current Assets
  Cash and cash equivalents................... $ 9,986,926       $ 5,646,046
  Short-term investments - CDs................     249,970           248,101
  Trade and other receivables, net............      13,470            20,367
  Securities..................................   2,451,251         2,029,754
  Prepaid expense.............................         423             2,400
                                               -----------       -----------
    Total Current Assets......................  12,702,040         7,946,668
                                               -----------       -----------
 Long-Term Assets
  Notes receivable............................          -          4,455,000
  Property, plant and equipment, net..........  10,378,610        10,668,902
                                               -----------       -----------
    Total Long-Term Assets....................  10,378,610        15,123,902
                                               -----------       -----------
     Total Assets............................. $23,080,650       $23,070,570
                                               ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

     Accounts payable, prepaid rent, accrued
       expenses and unclaimed property........ $    33,645       $    40,770
     Tenant deposits..........................      21,386            22,808
     Demolition costs.........................     282,190           346,700
                                               -----------       -----------
  Total Liabilities...........................     337,221           410,278
                                               -----------       -----------
  Commitments and Contingencies

    Partners' Equity
     Limited partners' equity (170,390 units
       issued and outstanding at 9/30/12;
       173,421 at 12/31/11)...................  22,386,853        22,702,467
     Prepaid redemption.......................    (148,233)         (246,280)
     Accumulated other comprehensive loss.....    (110,409)         (410,490)
     General partner's equity.................     615,218           614,595
                                               -----------       -----------
  Total Partners' Equity......................  22,743,429        22,660,292
                                               -----------       -----------
Total Liabilities and Partners' Equity........ $23,080,650       $23,070,570
                                               ===========       ===========

The accompanying Notes are an integral part of these Financial Statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
       STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)



                                          FOR THE THREE MONTHS ENDED   FOR THE NINE
MONTHS ENDED
                                          --------------------------- -------------------
--------
                                          SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
SEPTEMBER 30,
                                              2012          2011          2012
2011
                                          ------------- ------------- ------------- -----
--------
Revenues

  Rental revenues........................ $     95,311  $     84,558  $    281,100  $
319,642
  Related party rental revenues..........      129,109       132,369       349,776
339,236
  Fee revenues...........................       58,290         1,236        58,290
26,692
  Other revenues.........................       13,047         5,547        39,060
13,311
                                          ------------- ------------- ------------- -----
--------
     Total Revenues......................      295,758       223,710       728,226
698,881
                                          ------------- ------------- ------------- -----
--------
Costs and Expenses

  Operating expenses.....................      108,309       152,361       343,325
405,360
  General and administrative.............       38,238        38,654       124,981
132,113
  Depreciation...........................       96,764        96,764       290,292
290,292
  Management fees........................       17,520        18,222        50,089
116,080
                                          ------------- ------------- ------------- -----
--------
     Total Costs and Expenses............      260,831       306,001       808,687
943,845
                                          ------------- ------------- ------------- -----
--------
  Income (Loss) From Operations..........       34,927       (82,291)      (80,461)
(244,964)
                                          ------------- ------------- ------------- -----
--------
Other Income and Expenses
  Gain from condemnation.................           -             -             -
2,071,352
  Gain from sale of securities...........      117,123           813       137,556
813
  Interest income........................       62,762       125,812       317,122
273,470
  Interest expense.......................           -             -              -
(160)
                                          ------------- ------------- ------------- -----
--------
    Total Other Income...................      179,885       126,625       454,678
2,345,475
                                          ------------- ------------- ------------- -----
--------

  Net Income............................. $    214,812  $     44,334  $    374,217  $
2,100,511
                                          ============= ============= =============
=============

Other Comprehensive Income
   Unrealized gain (loss) from
    securities........................... $    181,391  $   (626,921) $    300,081  $
(778,906)
                                          ------------- ------------- ------------- -----
--------
    Comprehensive Income (Loss).......... $    396,203  $   (582,587) $    674,298  $
1,321,605
                                          ============= ============= =============
=============


Net income attributable to:

  Limited partners....................... $    209,442  $     43,226  $    364,862  $
2,047,999

  General partner........................        5,370         1,108         9,355
52,512
                                          ------------- ------------- ------------- -----
--------
                                          $    214,812  $     44,334  $    374,217  $
2,100,511
                                          ============= ============= =============
=============

Net income per unit of limited
 partnership interest (170,390 and 173,421
 weighted average units outstanding for
 the three and nine months ended
 September 30, 2012 and 2011,
 respectively)........................... $       1.23  $       0.25  $       2.14  $
11.81
                                          ============= ============= =============
=============

The accompanying Notes are an integral part of these Financial Statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                  FOR THE NINE MONTHS ENDED
                                                 ----------------------------
                                                 September 30,  September 30,
                                                      2012          2011
                                                 -------------  -------------
Cash flows from operating activities:
  Net income.................................... $     374,217  $   2,100,511
   Adjustments to reconcile net income to
    net cash provided by operating activities:
    Gain from property condemnation.............            -      (2,071,352)
    Gain from sale of securities................      (137,556)          (813)
    Depreciation ...............................       290,292        290,292
   Changes in assets and liabilities:
    Decrease in receivables.....................         6,897          9,888
    Decrease in prepaid expense.................         1,977          7,561
    (Decrease) increase in accounts payable,
     accrued expenses, and other liabilities....       (73,057)        33,256
    Increase in short-term investments - CDs....        (1,869)          (875)
                                                 -------------  -------------
   Net cash provided by operating activities....       460,901        368,468
                                                 -------------  -------------

Cash flows from investing activities:
  Cash used for the purchase of securities......      (360,830)    (2,055,832)
  Cash received from the sale of securities.....       376,970        278,489
  Cash received from Grand Falls note receivable     4,455,000             -
  Cash received for property condemnation.......            -       2,731,787
  Cash received for demolition costs............            -         346,700
                                                 -------------  -------------
     Net cash provided by investing activities..     4,471,140      1,301,144
                                                 -------------  -------------

Cash flows from financing activities:
  Cash used for payment of redemption of
   limited partnership units....................       (93,670)      (153,940)
  Cash used for prepayment of redemption of
   limited partnership units....................      (148,233)      (182,920)
  Cash used for distribution....................      (349,258)            -
                                                 -------------  -------------
     Net cash used in financing activities......      (591,161)      (336,860)
                                                 -------------  -------------

Net increase in cash and cash equivalents.......     4,340,880      1,332,752

Cash and cash equivalents, beginning of period..     5,646,046      4,059,370
                                                 -------------  -------------
Cash and cash equivalents, end of period........ $   9,986,926  $   5,392,122
                                                 =============  =============

Non-Cash
      Retired prepaid redemption................ $     246,280  $      45,260
      Draw on credit facility................... $          -   $   3,000,000
      Unrealized gain/loss on securities........ $     300,081  $    (778,906)

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

     The results of operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

     In accordance with the Accounting Standards Codification ("ASC") Section 360, the Partnership evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. As of September 30, 2012, the Partnership's only operating asset was the Sierra Marketplace Shopping Center located in Reno, Nevada (the "Sierra Property") and the Partnership determined that none of its long-lived assets were impaired as of such date.

Allowance for Doubtful Accounts

     The Partnership monitors its accounts receivable balances on a monthly basis to ensure they are collectible. On a quarterly basis, the Partnership uses its historical experience to determine its accounts receivable reserve. The Partnership's allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. The Partnership evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations. In these cases, management uses judgment, based upon the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. The Partnership also establishes a general reserve based upon a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, the Partnership's estimate of the recoverability of amounts due the Partnership could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known. As of September 30, 2012, the Partnership did not have any reserve for bad debt.

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

     Rental revenues from the Adjacent Property has been reclassified into "Related Party Rental Revenues" for the period ended September 30, 2012, and the 2011 presentation has been modified to reflect such reclassification. This reclassification had no effect on the Partnership's net income for the period ended September 30, 2012, or for any other period.

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

     Financial instruments including cash and cash equivalents, trade and notes receivable, securities, accounts payable and accrued expenses are carried in the financial statements at amounts that approximated fair value at September 30, 2012. See "Note 3. Fair Value Measurements."

Net Income Per Unit of Limited Partnership Interest

     Net income per unit of limited partnership interest (each individually, a "Unit" and, together, the "Units") is computed based upon the weighted average number of Units outstanding (170,390 for the nine months ended September 30, 2012, and 173,421 for the nine months ended September 30, 2011) during the period then ended.

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership's limited partners to sell their Units back to the Partnership (the "Redemption Offer"). The Partnership may repurchase whole Units only, at a price reasonably determined by the general partner of the Partnership (the "General Partner") based on market considerations. Units repurchased by the Partnership under the Redemption Offer will be canceled, and will have the status of authorized but unissued Units. The Partnership's obligation to repurchase any Units under the Redemption Offer is conditioned upon it having sufficient funds available to complete the repurchase. The Partnership will use any operating funds as the General Partner, in its sole discretion, may reserve for the purpose of funding the Redemption Offer. On August 24, 2012, the Redemption Offer was extended until August 31, 2013, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Redemption Offer in its sole discretion. As of September 30, 2012, an aggregate of 11,719 Units had been repurchased by the Partnership at an approximate average price of $102.90 per Unit.

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

     Valuation of Financial Instruments measured on a recurring basis by hierarchy levels as of September 30, 2012:

                                     Fair Value Measurement
                                ---------------------------------
                                 Level 1     Level 2     Level 3      Total
                                ----------  ---------   ---------  ----------
Stock Securities                $2,924,946  $      -    $      -   $2,924,946
Short Option Securities           (473,695)        -           -     (473,695)
Short-Term Investments - CDs       249,970         -           -      249,970
                                ----------  ---------   ---------  ----------
Total                           $2,701,221  $      -    $      -   $2,701,221
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
                                ==========  =========   =========  ==========

     The Partnership recorded an unrealized loss of $110,409 for the nine months ended September 30, 2012, and recorded an unrealized loss of $776,227 for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, the Partnership sold securities resulting in a realized gain of $137,556 using the first-in, first-out method.


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

     Ben Farahi, the manager of the General Partner, was, until May 26, 2006, Co-Chairman of the Board, Chief Financial Officer, Secretary, and Treasurer of Monarch Casino & Resort, Inc. ("Monarch"), the owner of the Adjacent Property. He owned approximately 12.1% of Monarch's outstanding common stock as of September 30, 2012.

     Accounting rules define transactions with related parties as transactions which are not arm's-length in nature and, therefore, may not represent fair market value.

Compensation of the General Partner

     The General Partner is the manager of the Sierra Property. The General Partner received $50,089 and $116,080 for the nine months ended September 30, 2012 and 2011, respectively, for such management services; included in these amounts is three percent of the monthly interest earned on the Partnership's cash in savings and money market accounts, which the Partnership began paying to the General Partner in 2006. Also, pursuant to the Partnership's Second Amended and Restated Agreement of Limited Partnership (the "Amended LP Agreement"), the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, the General Partner was allocated net income of $9,355 for the nine months ended September 30, 2012 and net income of $52,512 for the nine months ended September 30, 2011.

     On April 10, 2012, the Partnership issued a cash distribution of $2.00 per unit on the outstanding limited partnership interests of the Partnership to limited partners of record at the close of business on March 29, 2012. The General Partner received $8,733 from this distribution in its capacity as the general partner.

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

NOTE 5. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                 September 30, 2012    December 31, 2011
                                 ------------------    -----------------
Land............................ $       3,198,574     $      3,198,574
Less land taken by condemnation.          (117,483)            (117,483)
                                 ------------------    -----------------
                                         3,081,091           3, 081,091
                                 ------------------    -----------------
Building and improvements.......        12,069,070           12,069,070
Buildings - suspense............          (738,611)            (738,611)
                                 ------------------    -----------------
                                        14,411,550           14,411,550
                                 ------------------    -----------------
Accumulated depreciation........        (4,228,599)          (3,938,307)
Accumulated depreciation -
  suspense......................           195,659              195,659
                                 ------------------    -----------------
                                 $      10,378,610     $     10,668,902
                                 ==================    =================

     On June 8, 2011, the Partnership reached final agreement (the "Agreement") with and sold to the Regional Transportation Commission (the "RTC") a portion of the Sierra Property for the purpose of widening a section of Moana Lane, a main thoroughfare in Reno, Nevada (the "Widening Project") on which the Sierra Property is located. The widening will expand Moana Lane from four to six lanes. Under the terms of the Agreement, the RTC paid the Partnership $2,731,787 ($2,743,730 less $11,943 for legal and administrative expenses incurred with the sale) for causing demolition of up to 15,800 square feet of the Sierra Property's buildings, the RTC's acquisition of 25,306 square feet of the Sierra Property's land and 10,026 square feet of utility easement. The RTC paid the Partnership an additional $346,700 for relocation and demolition costs related to the Sierra Property's buildings and improvements. As a result of the Agreement, the Partnership allocated approximately $117,483 of the RTC's payments to the Sierra Property's land book value and placed approximately $542,952 ($738,611 less accumulated depreciation of $195,659) into suspense for the portion of the Sierra Property's buildings that could be demolished. The Partnership recorded a gain on asset condemnation of $2,071,352.


NOTE 6. NOTES RECEIVABLE

     On December 17, 2010, the Partnership participated in first and second senior credit facilities with a group led by a major bank in the aggregate amount of $75 million (the "Credit Facility") to a new casino in Grand Falls, Iowa (the "Borrower"). The Partnership's commitment to the Credit Facility was $3 million under the first lien senior credit facility consisting of a $40 million term loan and a $10 million revolving loan (the "First Facility"), and $1.5 million under the second lien senior credit facility consisting of a $25 million term loan (the "Second Facility"). The Credit Facility may be utilized by the Borrower for a portion of the development and construction costs of the casino (the "Project"), to pay for fees and expenses in connection with the Project and for initial working capital needs after completion of the Project.

     On August 14, 2012, the Borrower refinanced the Credit Facility, which had been fully drawn on, and the Partnership was repaid its entire commitment. As a result of the refinancing, the Partnership earned approximately $58,300 in call protection fees per the terms of the Credit Facility.

     The First Facility was scheduled to mature on December 17, 2014; the Second Facility was scheduled to mature on December 17, 2015.

     The Borrower paid various one-time fees and other loan costs upon the closing of the Credit Facility.

     The Partnership's General Partner received a mortgage placement fee of 1.5% of the Partnership's total commitment under the Credit Facility for its services in connection with the placement of the Credit Facility.


NOTE 7. SUBSEQUENT EVENTS

     The Partnership has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Partnership has determined that there were no such events that warrant disclosure or recognition in the financial statements.


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

Recent Events

     In September 2012, the Partnership began rebuilding the facade of the Sierra Property's building that was impacted by the Widening Project (see Notes To Financial Statements - NOTE 5. REAL ESTATE). The rebuilding project is expected to be completed during the fourth quarter of 2012 and the Partnership is funding the cost of the remodeling project with the compensation it had received from the Regional Transportation Commission and subsequently placed into suspense. The Partnership does not expect the cost of the project to exceed the amount it has placed into suspense.

     On August 14, 2012, a $75 million credit facility to a new casino in Grand Falls, Iowa that the Partnership had participated in with a group led by a major bank was refinanced and, as a result, the Partnership was repaid its entire outstanding commitment. As a result of the refinancing, the Partnership earned approximately $58,300 in call protection fees per the terms of the credit facility. The Partnership's commitment had previously been recorded as a note receivable (see Notes To Financial Statements - NOTE 6. NOTES RECEIVABLE).

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership's limited partners to sell their limited partnership interests (each, a "Unit") back to the Partnership (the "Redemption Offer"). The Partnership may repurchase whole Units only, at a price reasonably determined by the General Partner based on market considerations. Units repurchased by the Partnership under the Redemption Offer will be canceled, and will have the status of authorized but unissued Units. The Partnership's obligation to repurchase any Units under the Redemption Offer is conditioned upon its having sufficient funds available to complete the repurchase. The Partnership will use any operating funds as the General Partner, in its sole discretion, may reserve for the purpose of funding the Redemption Offer. On August 24, 2012, the Redemption Offer was extended until August 31, 2013, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Redemption Offer in its sole discretion. As of September 30, 2012, an aggregate of 11,719 Units had been repurchased by the Partnership pursuant to the Redemption Offer at an approximate average price of $102.90 per Unit.

Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents increased by $4,340,880 to $9,986,926 during the nine months ended September 30, 2012 as compared to December 31, 2011. The increase was due primarily to the repayment of principal from the Grand Falls note receivable described in "Notes to Financial Statements-Note 6. Notes Receivable," as well as cash provided by operating activities. The increase was partially offset by cash used for the $2.00-per-unit distribution in April 2012, as well as the payment and prepayment of redemption of Units. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership.

Real Estate Market

     The Partnership's sole fixed asset as of September 30, 2012, was the Sierra Property, which currently has a vacancy rate of approximately 77% based on leasable square footage. The ongoing softness in the overall economy has hurt the retail sector, thus making it difficult to locate new tenants for the Sierra Property. Also, in the past few years, the Sierra Property has lost all three of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms. One of the anchor tenant spaces was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the hotel casino property next to the Sierra Property (the "Adjacent Property"), and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property since September 30, 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by the space. The other two anchor tenant spaces are vacant.

     The Partnership continues to market the Sierra Property to potential tenants.

     There can be no assurances that the Partnership's efforts to increase the Sierra Property's occupancy will be successful.


Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011.

     The Partnership earned net income of $214,812 for the three-month period ended September 30, 2012, versus net income of $44,334 for the same period in 2011. The increase was due to a combination of revenue increases and lower expenses. The Partnership earned income from operations of $34,927 during the three months ended September 30, 2012, as compared to a loss from operations of $82,291 during the comparable period in 2011. Revenues, not including interest income or gains from the sale of securities, increased by $72,048 to $295,758 for the quarter ended September 30, 2012 as compared to the same period in 2011. The increase in revenues is mainly due to the call protection fees earned from the early repayment of the Grand Falls credit facility as well as increased rental and other revenues. The Partnership also earned a gain from the sale of securities of $117,123, but also saw a decrease of approximately $63,000 in interest income due to the early repayment of the Grand Falls credit facility.

     Costs and expenses decreased to $260,831 for the three-month period ended September 30, 2012, as compared to $306,001 for the same period in the prior year mainly due to decreases in operating costs and management fees. Operating expenses decreased by $44,052 mainly due to decreases in property taxes, insurance and maintenance costs to the Sierra Property. Management fees decreased as a result of the reduction in interest income. General and administrative expenses remained relatively unchanged and depreciation expense remained constant. The Partnership also incurred unrealized income of $181,391 from its holdings of various securities during the 2012 third quarter as compared to an unrealized loss of $626,921 during the 2011 third quarter.

COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011.

     The Partnership earned net income of $374,217 for the nine-month period ended September 30, 2012, versus net income of $2,100,511 for the same period in 2011. The decrease was due mainly to a gain from property condemnation of $2,071,352 during the first nine months of 2011 that the Partnership did not have in the 2012 period. The Partnership incurred a loss from operations of $80,461 during the nine months ended September 30, 2012, as compared to a loss from operations of $244,964 during the comparable period in 2011 from a combination of increased revenues and lower expenses. Revenues, not including interest income or gains from the sale of securities, increased by $29,345 to $728,226 for the period ended September 30, 2012 as compared to the same period in 2011. The increase in revenues is mainly due to an increase in fee revenues from the early repayment of the Grand Falls note receivable, as well as other revenues. These increases were partially offset by lower rental revenues from fewer tenants and lower rents at the Sierra Property during the first nine months of 2012 as compared to the same period in the prior year. The Partnership also earned a gain from the sale of securities of $137,556 during the 2012 nine-month period as compared to a gain $813 for the 2011 comparable period. Despite the early repayment of the Grand Falls credit facility, the Partnership's interest income increased by $43,652 due to higher amounts borrowed during the first nine months of 2012 as compared to the same period in 2011.

     Costs and expenses decreased to $808,687 for the nine-month period ended September 30, 2012, as compared to $943,845 for the same period in the prior year mainly due to decreases in management fees, operating costs and general and administrative expenses. Management fees decreased as a result of the reductions in interest income and rental revenues, as well as a one-time fee paid by the Partnership to the General Partner during the first nine months of 2011 as compensation for its services in connection with the Widening Project. The Partnership did not incur such an expense in the 2012 period. Operating expenses decreased by $62,035 mainly due to decreases in property taxes, insurance and maintenance costs to the Sierra Property. General and administrative expenses decreased by $7,132 primarily as a result of lower legal and accounting fees. The Partnership's depreciation expense remained unchanged. The Partnership also incurred an unrealized gain of $300,081 from its holdings of various securities during the first nine months of 2012 as compared to an unrealized loss of $778,906 during the 2011 nine-month period.

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

Critical Accounting Policies

     The Partnership's only significant critical accounting policy relates to the evaluation of the fair value of real estate. The Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term and long-term needs of the Partnership, except that the Partnership may need to obtain financing for any future renovation efforts or other capital projects. The Partnership did not incur any impairment charges during the nine months ended September 30, 2012 or 2011. See "Notes to Financial Statements - Note 5. Real Estate."

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

     Based on an evaluation under the supervision and with the participation of the Partnership's management, its principal executive and financial officer has concluded that the Partnership's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2012, to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the

Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership's management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in the Partnership's internal control over financial reporting during the quarter ended September 30, 2012, that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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


                                     BIGGEST LITTLE INVESTMENTS L.P.

                                     BY: MAXUM LLC
                                         Its General Partner


                                     BY:     /S/ BEN FARAHI
                                             -------------------
                                                 Ben Farahi
                                                 Manager


                                     DATE:   10/31/2012

                         BIGGEST LITTLE INVESTMENTS, L.P.
                           FORM 10-Q SEPTEMBER 30, 2012


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

                                /s/ BEN FARAHI
                                --------------
                                    Ben Farahi
                                    Manager of the General Partner

                                    Date: 10/31/2012

                                                                  EXHIBIT 32.1

                      BIGGEST LITTLE INVESTMENTS, L.P.
                        FORM 10-Q SEPTEMBER 30, 2012

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Biggest Little Investments L.P. (the "Partnership") on Form 10-Q for the fiscal quarter ended September 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:  October 31, 2012


    /s/ BEN FARAHI
    --------------
        Ben Farahi
        Manager of the General Partner