Form 10-K
period 2012-12-31
BIGGEST LITTLE INVESTMENTS LP
filed 2013-03-27
CIK 804671

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                    Annual Report Under Section 13 or 15(d) of
                        The Securities Exchange Act of 1934

For the Fiscal Year Ended                                      Commission File
December 31, 2012                                               Number 0-16856

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

     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (?229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant?s knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.       [X]









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

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------
                                   None

     Certain matters discussed herein contain forward-looking statements including, without limitation, under ?Item 1. Business,? ?Item 2. Property,? and ?Item 7. Management?s Discussion and Analysis of Financial Condition and Results of Operations.? We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. For instance, the Partnership (as defined below) has been, and may continue to be, affected by declining economic conditions that affect the real estate business including the financial condition of tenants, competition, the ability to lease vacant space within the Sierra Property (as defined below) or renew existing leases, increased operating costs (including insurance costs), and the costs associated with, and results of, any Partnership plans to renovate and reposition the Sierra Property, as detailed in filings with the Securities and Exchange Commission made by the Partnership from time to time. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Annual Report on Form 10-K to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


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

Management / Employees

     The Partnership has four employees; three of them work full time, one works part time. The business of the Partnership is managed by the General Partner and its affiliates and agents.

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

     On December 17, 2010, the Partnership participated in first and second senior credit facilities with a group led by a major bank in the aggregate amount of $75 million (the ?Credit Facility?) to a new casino in Grand Falls, Iowa (the ?Borrower?). The Partnership?s commitment to the Credit Facility was $3 million under the first lien senior credit facility consisting of a $40 million term loan and a $10 million revolving loan (the ?First Facility?), and $1.5 million under the second lien senior credit facility consisting of a $25 million term loan (the ?Second Facility?). The Credit Facility may be utilized by the Borrower for a portion of the development and construction costs of the casino (the ?Project?), to pay for fees and expenses in connection with the

Project and for initial working capital needs after completion of the Project. On August 14, 2012, the Borrower refinanced the Credit Facility, which had been fully drawn on, and the Partnership was repaid its entire commitment. As a result of the refinancing, the Partnership earned approximately $58,300 in call protection fees per the terms of the Credit Facility. The First Facility was scheduled to mature on December 17, 2014; the Second Facility was scheduled to mature on December 17, 2015. See ?Item 8. Financial Statements ?
Note 6.? Both the First Facility and the Second Facility were paid in full during the fiscal year ended December 31, 2012.

     The Partnership also currently holds and trades in various securities of publicly traded companies. As of December 31, 2012, the Partnership had sizeable holdings in equity securities of Citigroup, Inc. and in short positions of Apple, Inc. The Partnership also held smaller equity and short positions in various other publicly traded companies.

Competition

     The real estate business is highly competitive and the Sierra Property has active competition for tenants from similar properties in the vicinity. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

Tender Offers and Redemptions

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership?s limited partners to sell their Units back to the Partnership (the ?Redemption Offer?). The Partnership may repurchase whole Units only, at a price reasonably determined by the General Partner based on market considerations. Units repurchased by the Partnership under the Redemption Offer will be canceled, and will have the status of authorized but unissued Units. The Partnership's obligation to repurchase any Units under the Redemption Offer is conditioned upon its having sufficient funds available to complete the repurchase. The Partnership will use any operating funds as the General Partner, in its sole discretion, may reserve for the purpose of funding the Redemption Offer. On August 16, 2010, the Redemption Offer was extended until August 31, 2011. On August 22, 2011, the Redemption Offer was extended a second time until August 31, 2012, and, on August 24, 2012, the Redemption Offer was extended until August 31, 2013, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Redemption Offer in its sole discretion. As of March 6, 2013, an aggregate of 12,246 Units have been repurchased by the Partnership at an approximate average price of $102.89 per Unit pursuant to the Redemption Offer.

     As of March 6, 2013, the Partnership had 168,435 Units outstanding.


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

     On June 8, 2011, the Partnership reached final agreement (the ?Agreement?) with and sold to the Regional Transportation Commission (the ?RTC?) a portion of the Sierra Property for the purpose of widening a section of Moana Lane, a main thoroughfare in Reno, Nevada on which the Sierra Property is located. The widening project was completed in November 2012 and Moana Lane was expanded from four to six lanes. Under the terms of the Agreement, the RTC paid the Partnership $2,731,787 ($2,743,730 less $11,943 for legal and administrative expenses incurred with the sale) for causing demolition of up to 15,800 square feet of the Sierra Property?s buildings, the RTC?s acquisition of 25,306 square feet of the Sierra Property?s land and 10,026 square feet of utility easement. The RTC paid the Partnership an additional $346,700 for relocation and demolition costs related to the Sierra

Property?s buildings and improvements. As a result of the Agreement, the Partnership allocated approximately $117,483 of the RTC?s payments to the Sierra Property?s land book value and placed approximately $542,952 ($738,611 less accumulated depreciation of $195,659) into suspense for the portion of the Sierra Property?s buildings that could be demolished. In September 2012, the Partnership began rebuilding the facade of the Sierra Property?s building that was impacted by the Widening Project. The rebuilding project was completed during the fourth quarter of 2012, and the Partnership funded the cost of the rebuilding project with the compensation it had received from the RTC. Following the completion of the rebuilding project, the Partnership removed the $542,952 from suspense and recognized a gain on condemnation in 2012 for this amount. See ?Notes to Financial Statements ? NOTE 5. REAL ESTATE.?

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

     As of March 6, 2013, approximately 18.1% of the Sierra Property's rentable square footage was occupied. The average effective monthly rent is $0.73 per occupied square foot. This does not include the driveway leased to the Adjacent Property.

Lease Expirations

     The following table details the number of tenants, as of March 6, 2013, whose leases will expire over the next ten years and related information:

                                     Total Sq. Ft.     Annual Rent of     % of Gross
Annual
                 Number of Leases     of Expiring     Expiring Leases     Rent of
Expiring
Year                 Expiring            Leases       at Current Rates        Leases
----             ----------------    -------------    ----------------    ---------------
--
2013                    1                2,098             36,000               5.3%
2014                    1                1,000             27,755               4.1%
2015                    1                2,125             44,400               6.6%
2016                    2               10,992             82,451              12.2%
2017 through 2022*      2               18,246            368,503              54.7%

*This includes the driveway lease to the Adjacent Property.

     In addition, there are seven spaces totaling approximately 20,400 square feet and representing approximately $11,900 in monthly rent that are currently being leased on a month-to-month basis.

     In addition to its driveway lease, the Adjacent Property is leasing approximately 6,900 square feet of storage space at the Sierra Property on a month-to-month basis and pays rent of approximately $3,450 per month for such storage space.

Depreciation

     Set forth below is a table showing the carrying value (in thousands), accumulated depreciation (in thousands) and federal tax basis (in thousands) of the Sierra Property as of December 31, 2012:

 Carrying     Accumulated                                   Federal Tax
   Value      Depreciation       Rate          Method          Basis
-----------   ------------     --------     -------------   -----------
 $ 15,150        $4,325        5-30 yrs     Straight Line    $ 10,407

Realty Taxes

     The realty tax rate for the Sierra Property for July 1, 2012, through June 30, 2013, is approximately 3.6600% of assessed value and the real estate taxes to be paid are $151,165.

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

	See ?Item 8. Financial Statements ? Note 4. Conflicts of Interest and Transactions with Related Parties? for a description of the compensation, fees, profits and other benefits payable to the General Partner and its affiliates with respect to the Partnership?s real estate related business activities.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. MINE SAFETY DISCLOSURES

     None.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT?S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     There is no established public trading market for the Units of the Partnership. There were no Units sold by the Partnership during fiscal years 2011 or 2012.

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership?s limited partners to sell their Units back to the Partnership (the ?Redemption Offer?). The Partnership may repurchase whole Units only, at a price reasonably determined by the General Partner based on market considerations. Units repurchased by the Partnership under the Redemption Offer will be canceled, and will have the status of authorized but unissued Units. The Partnership's obligation to repurchase any Units under the Redemption Offer is conditioned upon its having sufficient funds available to complete the repurchase. The Partnership will use any operating funds as the General Partner, in its sole discretion, may reserve for the purpose of funding the Redemption Offer. On August 16, 2010, the Redemption Offer was extended until August 31, 2011. On August 22, 2011, the Redemption Offer was extended a second time until August 31, 2012, and, on August 24, 2012, the Redemption Offer was extended until August 31, 2013, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Redemption Offer in its sole discretion. As of March 6, 2013, an aggregate of 12,246 Units have been repurchased by the Partnership at an approximate average price of $102.89 per Unit pursuant to the Redemption Offer.

     During the fourth quarter of 2012, the Partnership repurchased Units from some of its limited partners. All repurchased Units during this period were made pursuant to the Redemption Offer as follows:

                                                   Maximum Number of Units
              Total Number        Average              That May Yet Be
                Of Units         Price Paid          Purchased Under The
Period        Repurchased         Per Unit            Redemption Offer
-----------   ------------       -----------       ------------------------

10/01/12 to
10/31/12          336              $103.00                  (1)

11/01/12 to
11/30/12          108              $103.00                  (1)

12/01/12 to
12/31/12           20              $103.00                  (1)
              ------------       -----------       ------------------------
Total             464              $103.00                  (1)
              ============       ===========       ========================

                                    -8-
(1) The Partnership will continue to repurchase Units pursuant to the Redemption Offer as liquidity allows and to the extent that the Partnership?s number of limited partners does not fall below 500.

     As of March 6, 2013, there were approximately 691 holders of Units owning an aggregate of 168,435 Units (including Units held by affiliates of the General Partner).


ITEM 6. SELECTED FINANCIAL DATA

     Not applicable.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This item should be read in conjunction with the financial statements and other items contained elsewhere in this Annual Report on Form 10-K.

Recent Events

     In September 2012, the Partnership began rebuilding the facade of the Sierra Property?s building that was impacted by the Widening Project. The rebuilding project was completed during the fourth quarter of 2012, and the Partnership funded the cost of the rebuilding project with the compensation it had received from the Regional Transportation Commission (see ?Notes to Financial Statements ? NOTE 5. REAL ESTATE?).

     On August 14, 2012, a $75 million credit facility to a new casino in Grand Falls, Iowa that the Partnership had participated in with a group led by a major bank was refinanced and, as a result, the Partnership was repaid its entire outstanding commitment. As a result of the refinancing, the Partnership earned approximately $58,300 in call protection fees per the terms of the credit facility. The Partnership?s commitment had previously been recorded as a note receivable (see ?Notes To Financial Statements ? NOTE 6. NOTES RECEIVABLE?).

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership?s limited partners to sell their Units back to the Partnership (the ?Redemption Offer?). The Partnership may repurchase whole Units only, at a price reasonably determined by the General Partner based on market considerations. Units repurchased by the Partnership under the Redemption Offer will be canceled, and will have the status of authorized but unissued Units. The Partnership's obligation to repurchase any Units under the Redemption Offer is conditioned upon its having sufficient funds available to complete the repurchase. The Partnership will use any operating funds as the General Partner, in its sole discretion, may reserve for the purpose of funding the Redemption Offer. On August 16, 2010, the Redemption Offer was extended until August 31, 2011. On August 22, 2011, the Redemption Offer was extended a second time until August 31, 2012, and, on August 24, 2012, the Redemption Offer was extended until August 31, 2013, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Redemption Offer in its sole discretion. As of March 6, 2013, an aggregate of 12,246 Units have been repurchased by the Partnership at an approximate average price of $102.89 per Unit pursuant to the Redemption Offer.

Real Estate Market

     The Partnership's sole fixed asset as of December 31, 2012, was the Sierra Property, which currently has a vacancy rate of approximately 82% based on leasable square footage. There is substantial retail space competition in the Reno area, especially in close vicinity to the Sierra Property. In addition, the ongoing softness in the overall economy has hurt the retail sector, thus adding to the difficulty in locating new tenants for the Sierra Property. Also, in the past few years, the Sierra Property has lost all of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms; two of the spaces are currently vacant. The third anchor tenant space was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the

Adjacent Property, and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property since September 30, 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by the space.

     There can be no assurances that the Partnership's efforts to increase the Sierra Property's occupancy will be successful.

Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents increased by $4,423,079 to $10,069,125 during the year ended December 31, 2012, as compared to December 31, 2011. The increase was due primarily to the return of $4,455,000 from the refinancing of a credit facility to a casino project in Iowa that the Partnership had participated in and had previously recorded as a note receivable. The Partnership also had approximately $299,863 in cash provided by operating activities during the year ended December 31, 2102, as well as a net cash inflow of approximately $307,169 from the purchase and sale of various securities. These receipts were offset by cash used for a $2.00-per-Unit distribution in April 2012, and for the payment and prepayment for Units to limited partners pursuant to the Redemption Offer. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses. See "Item 8. Financial Statements -
Note 2."

Results of Operations

Comparison of operating results for the year ended December 31, 2012, as compared to December 31, 2011.

     Net income decreased by $945,588 to $1,293,888 for the year ended December 31, 2012 as compared to $2,239,476 in the previous year. Revenues decreased by $20,688 to $988,359 during 2012 as compared to the same period in 2011. The decrease in revenues was due to a slight decrease in rental income as a result of lower rents at the Sierra Property during 2012 compared to 2011, as well as a decrease in other revenues. Fee revenues increased in 2012 as compared to 2011 primarily due to call protection fees earned by the Partnership from the early repayment of the Grand Falls credit Facility.

    Costs and expenses decreased to $1,146,784 in 2012 as compared to $1,245,172 in 2011 due to decreases in operating, general and administrative and management fee expenses. Operating costs decreased by $48,772, primarily due to decreases in property taxes and insurance costs, as well as to reductions in commissions and bad debt expense. These decreases were partially offset by increases in costs to maintain the Sierra Property. General and administrative expense decreased in 2012 by $4,875 primarily as a result of decreases in printing and mailing costs and payroll expenses. These decreases were partially offset by increases in professional services fees. Management fee expense decreased by $44,741 due to lower interest income in 2012 as compared to 2011, as well as a $67,500 mortgage placement fee to the General Partner in 2011 for its services in connection with the Credit Facility which the Partnership did not pay in 2012. These decreases were partially offset by a $25,691 fee that the Partnership paid to the General Partner for its services managing the Partnership?s securities investments. Depreciation expense remained unchanged.

     The Partnership recorded a realized gain of $587,145 from the sale of various securities during 2012 as compared to a gain $813 in 2011, and a gain of $542,952 in connection with compensation it received from the RTC for the Widening Project, as compared to a gain of $2,071,352 in 2011 (SEE ?NOTE 6. REAL ESTATE?). In addition, the Partnership had an unrealized gain of $712,204 from its holdings of various securities during 2012. During 2011, the Partnership had an unrealized loss of $505,235 from its securities holdings.

Critical Accounting Policies

     The Partnership's significant critical accounting policies include the evaluation of the fair value of real estate. The Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term and long-term needs of the Partnership, except that the Partnership may need to obtain financing for any future renovation efforts or other capital projects. The Partnership did not incur any impairment charges during 2012.

     Investments are classified as trading or available-for-sale.
Trading investments are recorded at fair value with unrealized gains and losses reflected in the statements of operations. Available-for-sale investments? unrealized gains and losses are included as a component of accumulated other comprehensive income (loss) in the accompanying statements of operations and comprehensive income. Interest on investments is recognized as income when earned. Realized gains and losses on investments are included in the accompanying statements of operations and comprehensive income under the caption ?gain on sale of securities.?

     Long-term notes receivable bear interest and are due upon maturity. Interest income associated with these notes receivable is reflected in the accompanying statements of operations and comprehensive income under the caption ?interest income.?

     See ?Recently Issued Accounting Standards? in ?Item 8. Financial Statements - Note 2? for a description of recent accounting standards and their effects on the Partnership?s financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS


               REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM


To the Partners of Biggest Little Investments, L.P.

We have audited the accompanying balance sheets of Biggest Little Investments, L.P. (the ?Company?) as of December 31, 2012 and 2011 and the related statements of operations and comprehensive income, partner?s equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biggest Little Investments, L.P. as of December 31, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas
March 26, 2013

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS

                                                       December 31,
                                               --------------------------
                                                   2012          2011
                                               ------------  ------------
ASSETS

 Current Assets
  Cash and cash equivalents................... $ 10,069,125  $  5,646,046
  Short-term investments ? CDs................      249,970       248,101
  Trade and other receivables, net............        8,301        20,367
  Available-for-sale securities...............    3,021,934     2,029,754
  Prepaid expense.............................          352         2,400
                                               ------------  ------------
    Total Current Assets......................   13,349,682     7,946,668
                                               ------------  ------------
 Long-Term Assets
  Notes receivable............................           -      4,455,000
  Property, plant and equipment, net..........   10,824,798    10,668,902
                                               ------------  ------------
    Total Long-Term Assets....................   10,824,798    15,123,902
                                               ------------  ------------
     Total Assets............................. $ 24,174,480  $ 23,070,570
                                               ============  ============

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

    Accounts payable, prepaid rent, accrued
      expenses and unclaimed property......... $     37,749  $     35,444
    Related party accounts payable............       85,601       352,026
    Tenant deposits...........................       23,699        22,808
                                               ------------  ------------
  Total liabilities...........................      147,049       410,278
                                               ------------  ------------

  Commitments and Contingencies

    Partners' Equity

    Limited partners' equity (170,390 units at
     12/31/12 and 173,421 at 12/31/11 issued
     and outstanding).........................   23,283,532    22,702,467
    Prepaid redemption........................     (196,025)     (246,280)
    Accumulated other comprehensive income
    (loss) ...................................      301,714      (410,490)
    General partner?s equity..................      638,210       614,595
                                               ------------  ------------
  Total Partners' Equity......................   24,027,431    22,660,292
                                               ------------  ------------
     Total Liabilities and Partners' Equity... $ 24,174,480  $ 23,070,570
                                               ============  ============


The accompanying Notes to Financial Statements are an integral part of these statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
               STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                             Year ended December 31,
                                           ---------------------------
                                               2012           2011
                                           ------------   ------------
Revenues
  Rental revenues.......................   $    304,773   $    345,402
  Related party rental revenues.........        523,474        515,662
  Fee revenues..........................         58,290         26,692
  Other revenues........................        101,822        121,291
                                           ------------   ------------
     Net Revenues.......................        988,359      1,009,047
                                           ------------   ------------
Costs and Expenses
  Operating expenses....................        498,751        547,523
  General and administrative............        173,056        177,931
  Depreciation..........................        387,056        387,056
  Management fees.......................         87,921        132,662
                                           ------------   ------------
     Total Costs and Expenses...........      1,146,784      1,245,172
                                           ------------   ------------
     Loss From Operations...............       (158,425)      (236,125)
                                           ------------   ------------
Other Income and Expenses
  Gain from condemnation................        542,952      2,071,352
  Gain on sale of securities............        587,145            813
  Interest income.......................        322,216        403,596
  Interest expense......................             -            (160)
                                           ------------   ------------
     Total Other Income.................      1,452,313      2,475,601
                                           ------------   ------------
     Net Income ........................   $  1,293,888   $  2,239,476
                                           ============   ============

Other Comprehensive Income (Loss):
  Unrealized gain (loss) from securities   $    712,204  $    (505,235)
                                           ------------   ------------
     Comprehensive Income...............   $  2,006,092   $  1,734,241
                                           ============   ============

Net income attributable to:

     Limited partners...................   $  1,261,541   $  2,183,490

     General partner....................         32,347         55,986
                                           ------------   ------------
                                           $  1,293,888   $  2,239,476
                                           ============   ============

NET INCOME PER UNIT OF LIMITED
    PARTNERSHIP INTEREST                   $       7.40   $      12.59
                                           ============   ============

UNITS OUTSTANDING                               170,390        173,421
                                           ============   ============



The accompanying Notes to Financial Statements are an integral part of these statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                      STATEMENT OF PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2012 AND 2011


                               Limited                                  General        Total
                              Partners'     Prepaid    Comprehensive   Partner?s      Partners'
                               Equity     Redemption       Income        Equity        Equity
                             -----------  ----------   -------------  -----------   -----------
Balance ? December 31, 2010  $20,718,177  $  (45,260)  $      94,745  $   558,609   $21,326,271
                             -----------  ----------   -------------  -----------   -----------
  Net income...............    2,183,490          -               -        55,986     2,239,476

  Comprehensive loss.......           -           -         (505,235)          -       (505,235)

  Payment for Unit
    repurchases............     (199,200)         -               -            -       (199,200)

  Prepayment for Unit
    repurchases............           -     (201,020)             -            -       (201,020)
                             -----------  ----------    ------------  -----------   -----------
Balance ? December 31, 2011   22,702,467    (246,280)       (410,490)     614,595    22,660,292
                             -----------  ----------    ------------  -----------   -----------
  Net income...............    1,261,541          -               -        32,347     1,293,888

  Distribution.............     (340,526)         -               -        (8,732)     (349,258)

  Comprehensive income.....           -           -          712,204           -        712,204

  Payment for Unit
    repurchases............     (339,960)         -               -            -       (339,960)

  Prepayment for Unit
    repurchases............           -       50,255              -            -         50,255
                             -----------  ----------    ------------  -----------   -----------
Balance ? December 31, 2012  $23,283,532  $ (196,025)   $    301,714  $   638,210   $24,027,431
                             ===========  ==========    ============  ===========   ===========



The accompanying Notes to Financial Statements are an integral part of these statements.

                      BIGGEST LITTLE INVESTMENTS L.P.
                          STATEMENTS OF CASH FLOWS

                                                 Years ended December 31,
                                                --------------------------
                                                    2012          2011
                                                ------------  ------------
Cash flows from operating activities:
  Net income .................................. $  1,293,888  $  2,239,476

   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on property condemnation............     (542,952)   (2,071,352)
      Gain on sale of securities...............     (587,145)         (813)
      Depreciation.............................      387,056       387,056
      Non-cash change in securities............           -        (99,730)
   Changes in assets and liabilities:
      Decrease in tenant receivables and
        prepaid expense........................       14,114        17,889
      (Decrease) increase  in accounts payable,
        accrued expenses and other liabilities.        3,196         7,388
      (Decrease) increase in related party
        accounts payable.......................     (266,425)        5,189
      Increase in short-term investments ? CDs.       (1,869)       (1,498)
                                                ------------  ------------
    Net cash provided by operating activities..      299,863       483,605
                                                ------------  ------------
Cash flows from investing activities:
    Cash used for the purchase of securities...   (1,173,097)   (2,055,834)
    Cash received from the sale of securities..    1,480,266       435,638
    Cash received from Grand Falls note
      receivable...............................    4,455,000            -
    Cash received for property condemnation....           -      2,731,787
    Cash received for demolition costs.........           -        346,700
                                                ------------  ------------
    Net cash provided by investing activities..    4,762,169     1,503,291
                                                ------------  ------------
Cash flows from financing activities:
    Cash used for payment of redemption of
      limited partnership units................      (93,670)     (153,940)
    Cash used for prepayment of redemption of
      limited partnership units................     (196,025)     (246,280)
    Cash used for distribution.................     (349,258)           -
                                                ------------  ------------
    Net cash used in financing activities......     (638,953)     (400,220)
                                                ------------  ------------

Net increase in cash...........................    4,423,079     1,586,676

Cash and cash equivalents, beginning of year...    5,646,046     4,059,370
                                                ------------  ------------
Cash and cash equivalents, end of year......... $ 10,069,125  $  5,646,046
                                                ============  ============
Non-Cash
      Retired prepaid redemption............... $    246,280  $     45,260
      Draw on credit facility.................. $         -   $  3,000,000
      Unrealized gain/loss on securities....... $    712,204  $   (505,235)


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

     The Partnership had an investment in a mortgage loan (the ?Sierra Loan?) issued in 1989 in the amount of $6,500,000 to a public limited partnership. In March 2003, the Partnership acquired the deed to the property securing the Sierra Loan, a shopping center commonly known as the Sierra Marketplace located in Reno, Nevada (the ?Sierra Property?), in lieu of foreclosing on the Sierra Loan. The Sierra Property consists of approximately 210,000 square feet of net rentable area and occupies 18.44 acres, consisting primarily of two main buildings with spaces for two anchor tenants, with surface parking for approximately 1,000 automobiles. The Sierra Property is approximately 82% vacant.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Provision for Impairment

     Property is stated at cost, less accumulated depreciation. Since acquisition, property has been depreciated principally on a straight-line basis over the estimated service lives as follows:

     Land improvements............    5 years
     Buildings....................   30 years
     Building improvements........ 5-30 years

     In accordance with the Accounting Standards Codification (?ASC?) Section 360, the Partnership evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. As of December 31, 2012, the Partnership?s only operating asset was the Sierra Property and the Partnership determined that none of its long-lived assets were impaired at such date.

Allowance for Doubtful Accounts

     The Partnership monitors its accounts receivable balances on a monthly basis to ensure they are collectible. On a quarterly basis, the Partnership uses its historical experience to determine its accounts receivable reserve. The Partnership?s allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. The Partnership evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations. In these cases, management uses judgment, based upon the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. The Partnership also establishes a general reserve based upon a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, the Partnership?s estimate of the recoverability of amounts due the Partnership could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known. As of December 31, 2012, the Partnership did not have a reserve for bad debt.

Cash and Cash Equivalents

     For the purpose of the statements of cash flows, the Partnership considers all short-term investments, which have original maturities of three months or less to be cash equivalents. There were no cash equivalents on December 31, 2012 or December 31, 2011.

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

Investments

     Investments are classified as trading or available-for-sale.
Trading investments are recorded at fair value with unrealized gains and losses reflected in the statements of operations. Available-for-sale investments? unrealized gains and losses are included as a component of accumulated other comprehensive income (loss) in the accompanying statements of operations and comprehensive income. Interest on investments is recognized as income when earned. Realized gains and losses on investments are included in the accompanying statements of operations and comprehensive income under the caption ?gain on sale of securities.? As of December 31, 2012, all of the Partnership?s investments were classified as available-for-sale.

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

     Financial instruments including cash and cash equivalents, trade and notes receivable, securities, accounts payable and accrued expenses are carried in the financial statements at amounts that approximated fair value at December 31, 2012. See Note 3.

Net Income Per Unit of Limited Partnership Interest

     Net income per unit of limited partnership interest (each individually a ?Unit? and, together, the ?Units?) is computed based upon the weighted average number of Units outstanding (170,390 Units at December 31, 2012, and 173,421 Units at December 31, 2011) during the year.

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership?s limited partners to sell their Units back to the Partnership (the ?Redemption Offer?). The Partnership may repurchase whole Units only, at a price reasonably determined by the General Partner based on market considerations. Units repurchased by the Partnership under the Redemption Offer will be canceled, and will have the status of authorized but unissued Units. The Partnership's obligation to repurchase any Units under the Redemption Offer is conditioned upon its having sufficient funds available to complete the repurchase. The Partnership will use any operating funds as the General Partner, in its sole discretion, may reserve for the purpose of funding the Redemption Offer. On August 16, 2010, the Redemption Offer was extended until August 31, 2011. On August 22, 2011, the Redemption offer was extended a second time until August 31, 2012, and, on August 24, 2012, the Redemption Offer was extended until August 31, 2013, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Redemption Offer in its sole discretion. As of December 31, 2012, an aggregate of 12,183 Units had been repurchased by the Partnership at an approximate average price of $102.88 per Unit pursuant to the Redemption Offer.

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

Recently Issued Accounting Standards

     In October 2012, the Financial Accounting Standards Board (?FASB?) issued Accounting Standards Update (?ASU?) 2012-04, ?Technical Corrections and Improvements? in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

     In August 2012, the FASB issued ASU 2012-03, ?Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)? in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

     In July 2012, the FASB issued ASU 2012-02, ?Intangibles ? Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment? in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles ? Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity?s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

     In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities? to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such; we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

     In September 2011, the FASB issued ASU No. 2011-08, ?Intangibles ? Goodwill and Other? (ASU 2011-08). ASU 2011-08 allows a qualitative assessment of whether it is more likely than not that a reporting unit?s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test would be performed. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. This update is expected to change the process the Company uses to test goodwill for impairment, but is not expected to have a material impact on its consolidated financial statements.

     In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for the Company is January 1, 2012. The Company does not expect that adopting this update will have a material impact on its consolidated financial statements.


NOTE 3. FAIR VALUE MEASUREMENTS

     The Partnership holds certain financial assets which are required to be measured at fair value on a recurring basis in accordance with ASC Section
820. The following table summarizes the Partnership?s securities holdings as of December 31, 2012:

                                     Fair Value Measurement
                                ---------------------------------
                                 Level 1     Level 2     Level 3      Total
                                ----------  ---------   ---------   ----------
Available for Sale Securities   $3,021,934  $      -    $      -    $3,021,934
Short-term investment ? CD         249,970         -           -       249,970
                                ----------  ---------   ---------   ----------
Total                           $3,271,904  $      -    $      -    $3,271,904
                                ==========  =========   =========   ==========


     The following table summarizes the Partnership?s securities holdings as of December 31, 2011:

                                     Fair Value Measurement
                                ---------------------------------
                                 Level 1     Level 2     Level 3      Total
                                ----------  ---------   ---------   ----------
Available for Sale Securities   $2,029,754  $      -    $      -    $2,029,754
Short-term investment ? CD         248,101         -           -       248,101
Note receivable                  4,455,000         -           -     4,455,000
                                ----------  ---------   ---------   ----------
Total                           $6,732,855  $      -    $      -    $6,732,855
                                ==========  =========   =========   ==========


NOTE 4. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     In 2012, the Partnership began paying the General Partner for its services in connection with managing the Partnership?s investments in securities. The fee for these services is equal to one percent of the average quarterly asset balance of the Partnership?s securities portfolio. For 2012, this fee totaled $25,961.

     In September 2012, the Partnership began rebuilding the facade of the Sierra Property?s building that was impacted by the Widening Project. During 2012, the Partnership paid approximately $273,182 to Pelican, LLC, an affiliate of the General Partner, for rebuilding the facade. The rebuilding project was completed during the fourth quarter of 2012, and the Partnership funded the cost of the rebuilding project with the compensation it had received from the Regional Transportation Commission (see ?Notes to Financial Statements ? NOTE 5. REAL ESTATE?).

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

     Ben Farahi, the Manager and sole member of the General Partner, was, until May 26, 2006, Co-Chairman of the Board, Chief Financial Officer, Secretary, and Treasurer of Monarch Casino & Resort, Inc., the owner of the Adjacent Property, and still owned approximately 12.0% of Monarch?s outstanding common stock as of December 31, 2012.

     The Partnership received approximately $523,474 and $515,662 in rental revenue and common area charges from the Adjacent Property during 2012 and 2011, respectively, for the driveway and the leased spaces.

     Accounting rules define transactions with related parties as transactions which are not arm?s-length in nature and, therefore, may not represent fair market value.

Compensation of the General Partner

     The General Partner is the manager of the Sierra Property. The General Partner received $87,921 and $132,662 for the years ended December 31, 2012, and 2011, respectively, for such management services; included in these amounts is three percent of the monthly interest earned on the Partnership?s cash in savings and money market accounts, which the Partnership began paying to the General Partner in 2006. Also included in the 2012 amount is one percent of the average quarterly asset balance of the Partnership?s securities portfolio, which the Partnership began paying the General Partner for services in connection with managing the Partnership?s investments in securities.

     Also, pursuant to the Amended LP Agreement, the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including without limitation the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, for the year ended December 31, 2012, the General Partner was allocated income of $32,347.

     Also pursuant to the Amended LP Agreement, the General Partner shall receive mortgage placement fees for services rendered in connection with the Partnership?s mortgage loans. These fees may not exceed such compensation customarily charged in arm?s-length transactions by others rendering similar services as an ongoing public activity in the same geographical location for comparable mortgage loans. The General Partner is entitled to certain fees for compensation of services rendered. The General Partner did not earn any mortgage placement fees in 2012 or in 2011.


NOTE 5. REAL ESTATE

     On June 8, 2011, the Partnership reached final agreement (the ?Agreement?) with and sold to the Regional Transportation Commission (the ?RTC?) a portion of the Sierra Property for the purpose of widening a section of Moana Lane, a main thoroughfare in Reno, Nevada on which the Sierra Property is located. The widening project was completed in November 2012 and Moana Lane was expanded from four to six lanes. Under the terms of the Agreement, the RTC paid the Partnership $2,731,787 ($2,743,730 less $11,943 for legal and administrative expenses incurred with the sale) for causing demolition of up to 15,800 square feet of the Sierra Property?s buildings, the RTC?s acquisition of 25,306 square feet of the Sierra Property?s land and 10,026 square feet of utility easement. The RTC paid the Partnership an additional $346,700 for relocation and demolition costs related to the Sierra Property?s buildings and improvements. As a result of the Agreement, the Partnership allocated approximately $117,483 of the RTC?s payments to the Sierra Property?s land book value and placed approximately $542,952 ($738,611 less accumulated depreciation of $195,659) into suspense for the portion of the Sierra Property?s buildings that could be demolished. In September 2012, the Partnership began rebuilding the facade of the Sierra Property?s building that was impacted by the Widening Project. The rebuilding project was completed during the fourth quarter of 2012, and the Partnership funded the cost of the rebuilding project with the compensation it had received from the RTC. Following the completion of the rebuilding project, the Partnership removed the $542,952 from suspense and recognized a gain on condemnation in 2012 for this amount.

     The Partnership's real estate is summarized as follows:

                                 December 31, 2012     December 31, 2011
                                 -----------------     -----------------
Land............................ $       3,198,574     $       3,198,574
Less land taken by condemnation.          (117,483)             (117,483)
                                 -----------------     -----------------
                                         3,081,091             3,081,091
                                 -----------------     -----------------
Building and improvements.......        12,069,070            12,069,070
Buildings ? suspense............                -               (738,611)
                                 -----------------     -----------------
                                        15,150,161            14,411,550
                                 -----------------     -----------------
Accumulated depreciation........        (4,325,363)           (3,938,307)
Accumulated depreciation ?
  suspense......................                -                195,659
                                 -----------------     -----------------
                                 $      10,824,798     $      10,668,902
                                 =================     =================

NOTE 6. NOTES RECEIVABLE

     On December 17, 2010, the Partnership participated in first and second senior credit facilities with a group led by a major bank in the aggregate amount of $75 million (the ?Credit Facility?) to a new casino in Grand Falls, Iowa (the ?Borrower?). The Partnership?s commitment to the Credit Facility was $3 million under the first lien senior credit facility consisting of a $40 million term loan and a $10 million revolving loan (the ?First Facility?), and $1.5 million under the second lien senior credit facility consisting of a $25 million term loan (the ?Second Facility?). The Credit Facility may be utilized by the Borrower for a portion of the development and construction costs of the casino (the ?Project?), to pay for fees and expenses in connection with the Project and for initial working capital needs after completion of the Project.

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

     The Partnership earned approximately $305,735 in interest income in 2012 and approximately $381,954 in 2011 from the Credit Facility. As of December, 31, 2011, the Partnership had approximately $7,363 in interest receivable from the Credit Facility.

     The Partnership?s General Partner received a mortgage placement fee of 1.5% of the Partnership?s total commitment under the Credit Facility in 2010 for its services in connection with the placement of the Credit Facility.


NOTE 7. MINIMUM FUTURE RENTAL REVENUES

     The Partnership leases office and retail space to various tenants under a variety of terms, including escalation provisions, renewal options and obligations of the tenants to reimburse operating expenses.

     The aggregate future minimum fixed lease payments receivable under noncancellable leases at December 31, 2012, are as follows:

          2013 .......... $   560,936
          2014 ..........     516,839
          2015 ..........     494,178
          2016 ..........     401,012
          2017 ..........     368,503
          Thereafter ....     596,308
                          -----------
                          $ 2,937,776
                          ===========

NOTE 8. RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

     A reconciliation of net income per financial statements to the tax basis of accounting is as follows:

                                         Year ended December 31,
                                       --------------------------
                                            2012         2011
                                       ------------- ------------
Net income per financial statements    $  1,293,888  $ 2,239,476
Reconciliation of net income per books
  to tax basis accounting:
     Gain on condemnation                  (542,952)          -
     Depreciation                            98,330       96,510
     Other tax adjustments                       -             6
                                       ------------- ------------
Net income per tax basis               $    849,266  $ 2,335,992
                                       ============= ============


     The differences between the Partnership's net assets per financial statements and tax basis of accounting are as follows:

                                         Year ended December 31,
                                       --------------------------
                                            2012         2011
                                       ------------- ------------
Net assets per financial statements    $ 24,027,431  $ 22,660,292
Reconciliation of net assets per books
  to tax basis accounting:
     Tax basis in property                1,839,184     1,067,195
     Accumulated depreciation             1,420,990       628,192
     Unrealized gain from securities       (712,204)      505,235
Syndication costs                                -      2,230,944
Other tax adjustments                            -         10,085
                                       ------------- ------------
Net assets per tax basis               $ 26,575,401  $ 27,101,943
                                       ============= ============


NOTE 9. LITIGATION

     None.



NOTE 10. SUBSEQUENT EVENTS

     None.


NOTE 11. MARKETABLE SECURITIES.

The following tables show the Partnership?s available-for-sale securities? fair value, gross unrealized gains and losses, gross realized gains and losses by significant investment category recorded as short-term marketable securities as of December 31, 2012 and December 31, 2011:

                         As of December 31, 2012       As of December 31, 2011
                       ----------------------------  ----------------------------
                                      Unrealized                    Unrealized
                       Market Value   Gain/(loss)    Market Value   Gain/(loss)
                       ------------  --------------  ------------  --------------
Stock................  $  3,529,590  $    (43,474)   $  2,253,010  $   (489,294)
Short options........      (507,656)      345,188        (223,256)       78,804
                       ------------  --------------  ------------  --------------
Total................  $  3,021,934  $    301,714    $  2,029,754  $   (410,490)
                       ============  ==============  ============  ==============


                        For the Year Ended       For the Year Ended
                         December 31, 2012        December 31, 2011
                       ---------------------    ---------------------
                       Realized Gain /(loss)    Realized Gain /(loss)
                          on Disposition           on Disposition
                       ---------------------    ---------------------
Stock................  $       188,023          $        813
Short options........          399,122                    -
                       ---------------------    ---------------------
Total................  $       587,145          $        813
                       =====================    =====================


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

     Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2012, to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control? Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

     Additionally, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Partnership?s internal control over financial reporting that occurred during the fourth quarter of 2012, nor were there any significant deficiencies or material weaknesses in our internal controls.

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

     Mr. Farahi, age 60, was, until May 26, 2006, Co-Chairman of the Board, Chief Financial Officer, Secretary, and Treasurer of Monarch Casino & Resort, Inc. which, through its wholly-owned subsidiary Golden Road Motor Inn, Inc., a Nevada company, owns and operates the tropically themed Atlantis Casino Resort in Reno, Nevada. Since September 1, 1978, Mr. Farahi has been a partner in Farahi Investment Company, which is involved in real estate investment and development. He was also a director of the Bank of North Las Vegas from 2006 until January 2011. Mr. Farahi is also the Manager of the General Partner. Mr. Farahi holds a mechanical engineering degree from the University of California at Berkeley and a MBA degree in accounting from the California State University, Hayward.

     Although the Partnership does not have a board of directors or, accordingly, an audit committee, Mr. Farahi, as the managing member of the General Partner, qualifies as a "financial expert" as defined in Securities and Exchange Commission Regulation S-K.

     We have adopted a corporate code of ethics that applies to our principal executive and financial officer and any principal accounting officer or controller, or persons performing similar functions. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached as exhibit 14, to this Form 10-K. The Partnership will also provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to the Company at, 3702 S. Virginia Street, Unit G2, Reno, NV 89502.
                                     -27-



ITEM 11. EXECUTIVE COMPENSATION

     Under the Amended LP Agreement, the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including without limitation the Partnership's cash flow from operations and disposition proceeds. For the fiscal year ended December 31, 2012, the General Partner was allocated income of $32,347 from the Partnership. See "Item 13. Certain Relationships and Related Transactions, and Director Independence" for information regarding amounts paid to affiliates of the General Partner by the Partnership for services provided by them in fiscal year 2012. The General Partner is the manager of the Sierra Property and received $87,921 in 2012 for such management services; included in these amounts is three percent of the monthly interest earned on the Partnership?s cash in savings and money market accounts, which the Partnership began paying to the General Partner in 2006. Also included in the 2012 management fee is one percent of the average quarterly asset balance of the Partnership?s securities portfolio which the Partnership began paying the General Partner in 2012 for its services in managing the Partnership?s securities investments. The General Partner may also receive mortgage placement fees but did not earn any such mortgage placement fees in 2012.

     The Partnership does not have a compensation committee. Compensation is determined by the General Partner.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     (a)  Security Ownership of Certain Beneficial Owners.

     Except as set forth below, no person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 6, 2013:

                                           Number of         % of
Name of Beneficial Owners                  Units Owned       Class
-------------------------                  -----------       -----
Ben Farahi(1)                              65,326            38.3%
John Farahi(2)                             30,634            18.0%
Bob Farahi(3)                              30,634            18.0%

       (1) Mr. Ben Farahi's principal business address is 3702 S. Virginia St., Unit G2, Reno, Nevada 89502.
       (2) Mr. John Farahi's principal business address is 3800 S. Virginia St., Reno, Nevada 89502.
       (3) Mr. Bob Farahi?s principal business address is 3702 S. Virginia St., Unit G2, Reno, Nevada 89502.

     (b)  Security Ownership of Management.

     At March 6, 2013, neither the General Partner nor its members, manager or affiliates owned any Units except as indicated in (a) above.

     (c)  Changes in Control.

     There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

     See ?Item 8. Financial Statements ? Note 4. Conflicts of Interest and Transactions with Related Parties.?

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The General Partner has appointed M&K CPAs, PLLC (?M&K?) as independent auditors to audit the consolidated financial statements of the Partnership for 2012 and 2013.

Audit Fees. The Partnership has agreed to pay M&K $25,000 for professional services rendered for the audit of the Partnership?s annual financial statements, review of quarterly filings, or services that are normally provided by the accountant in connection with statutory and regulatory filings and engagements for the fiscal year ended December 31, 2012 and 2011. The Partnership paid M&K $25,000 for the audits of the Partnership?s annual financial statements for the fiscal years ended December 31, 2012 and 2011.

Audit-Related Fees. The Partnership paid M&K $0 during the years ended December 31, 2012 and 2011 for assurance and related services that are reasonably related to the performance of the audit or review of the Partnership?s financial statements.

Tax Fees. The Partnership has agreed to pay M&K tax compliance, advice and planning services fees of approximately $4,000 for the year ended December 31, 2012.

Other Fees. The Partnership did not pay any other fees to M&K for the year ended December 31, 2012 or 2011.

The General Partner pre-approves the engagement of the Partnership?s accountant for all audit and non-audit services.

No more than 50% of the hours expended by M&K to audit the Partnership?s financial statements for 2012 were attributed to work performed by persons other than M&K?s full-time, permanent employees.


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

     Included in Part II of this report:

     a) Report of Independent Public Accounting Firm.

     b) Balance Sheets as of December 31, 2012 and 2011.

     c) Statements of Operations and Comprehensive Income for the years ended December 31, 2012 and 2011.

     d) Statements of Partners? Equity for the years ended December 31, 2012 and 2011.

     e) Statements of Cash Flows for the years ended December 31, 2012 and 2011.

     f) Notes to Financial Statements.


Exhibits

     The Exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K and incorporated in this Annual Report as set forth in said Index.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIGGEST LITTLE INVESTMENTS L.P.

By:  MAXUM LLC
     General Partner


By:  /s/ Ben Farahi                                       Date
     --------------
         Ben Farahi, Manager                              March 26, 2013

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                    Title                   Date

     /s/ Ben Farahi             Manager of                March 26, 2013
     --------------         the General Partner
         Ben Farahi

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

  (D) Amendment to Certificate of Limited Partnership filed on February 5, 1988 with the State of Delaware (incorporated by reference to Post-
          Effective Amendment No. 2 to Registration Statement filed by the Partnership with the Securities and Exchange Commission in 1988).

  (E)     Certificate of Amendment to Certificate of Limited
          Partnership dated as of January 1, 2002, filed on January 29, 2002 with the State of Delaware
          (incorporated by reference to Exhibit 3(e) to the Partnership's Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2002).


  (F)     Certificate of Amendment to Certificate of Limited
          Partnership filed on November 9, 2003 with the State of Delaware (incorporated by reference to Exhibit
          3(F) to the Partnership's Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2004).

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


  (C)     Second Amended and Restated Limited Partnership
          Agreement of the Partnership (incorporated by reference to Exhibit 4A to the Partnership's
          Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10,
          2003).


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

14.       Code of Ethics                                                    33

31.       Certification pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.                                       36


32.       Certification pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.                                       37

101.      Interactive data files.












                                                                    Exhibit 14

                       BIGGEST LITTLE INVESTMENTS L.P.
                                CODE OF ETHICS

1. STATEMENT OF POLICY

     These policies will serve as guidelines in helping you to conduct the Company's business in accordance with our values. Compliance requires meeting the spirit, as well as the literal meaning, of the law and the policies. It is expected that you will use common sense, good judgment, high ethical standards and integrity in all your business dealings.

     If you encounter a situation you are not able to resolve by reference to these policies, ask for help. Contact Karl Brokmann, Investor Relations Manager, who has been appointed as our Compliance Officer and identified as responsible for overseeing compliance with these policies.

     Violations of the law or the Company's policies will subject employees to disciplinary action, up to and including termination of employment. In addition, individuals involved may subject themselves and the Company to severe penalties including fines and possible imprisonment. Compliance with the law and high ethical standards in the conduct of Company business should be a top priority for each employee, officer and manager.

2. IMPLEMENTATION AND ENFORCEMENT.

     Employees are expected to be familiar with these policies as they apply to their duties. They should consult with their supervisors if they need assistance in understanding or interpreting these policies. Each employee is required to follow these policies and to comply with their terms. A refusal by any employee to agree to be bound by these policies shall be grounds for discipline up to and including dismissal.

     Any employee who, in good faith, has reason to believe a Company operation or activity is in violation of the law or of these policies must call the matter to the attention of Karl Brokmann. All reports will be reviewed and investigated as necessary under the circumstances, and the reporting employee should provide sufficient information to enable a complete investigation to be undertaken.

     Any employee who makes an allegation in good faith reasonably believing that a person has violated these policies or the law, will be protected against retaliation.

3. INSIDER TRADING, SECURITIES COMPLIANCE AND PUBLIC STATEMENTS.

     Securities laws prohibit anyone who is in possession of material, non-public information ("Insider Information") about a company from purchasing or selling stock of that company, or communicating the information to others. Information is considered "material" if a reasonable investor would consider it to be important in making a decision to buy or sell that stock. Some examples include financial results and projections, new products, acquisitions, investments, major new contracts or alliances prior to the time that they are publicly announced. Employees who become aware of such Inside Information about the Company must refrain from trading in the shares of the Company until the Inside Information is publicly announced.

     Employees must also refrain from disclosing that information to persons who do not have a need to know, whether they are inside the Company or outside, such as spouses, relatives or friends.

     The Company makes regular formal disclosures of its financial performance and results of operations to the investment community. Other than those public statements, which go through official Company channels, employees are prohibited from communicating outside the Company about the Company's business, financial performance or future prospects. Such communications include questions from securities analysts, reporters or other news media, but also include seemingly innocent discussions with family, friends, neighbors or acquaintances.
                                    -33-



4. FINANCIAL REPORTING.

     The Company is required to maintain a variety of records for purposes of reporting to the government. The Company requires all employees to maintain full compliance with applicable laws and regulations requiring that its books of account and records be accurately maintained.

5. HUMAN RESOURCES.

     The Company is committed to providing a work environment that is free from unlawful harassment and discrimination, and respects the dignity of its employees. The Company has policies covering various aspects of its relationship with its employees, as well as employees' relationships with each other. For more detailed information, you should consult Karl Brokmann. Each employee is expected to be familiar with these policies and to abide by them.

6. ENVIRONMENTAL, HEALTH AND SAFETY.

     The Company is committed to protecting the health and safety of our employees, as well as the environment in general. The Company expects employees to obey all laws and regulations designed to protect the environment, and the health and safety of our employees, and to obtain and fully observe all permits necessary to do business.

7. CONFLICTS OF INTEREST.

     Each employee is expected to avoid any activity, investment or association that interferes with the independent exercise of his or her judgment in the Company's best interests ("Conflicts of Interest"). Conflicts of Interest can arise in many situations. They occur most often in cases where the employee or the employee's family obtains some personal benefit at the expense of the Company's best interests.

     No employee, or any member of employee's immediate family, shall accept money, gifts of other than nominal value, unusual entertainment, loans, or any other preferential treatment from any business partner or potential business partner of the Company where any obligation may be incurred or implied on the giver or the receiver or where the intent is to prejudice the recipient in favor of the provider. Likewise, no employee shall give money, gifts of other than nominal value, unusual entertainment or preferential treatment to any business partner or potential business partner of the Company, or any employee or family members thereof, where any obligation might be incurred or implied, or where the intent is to prejudice the recipient in favor of the Company. No such persons shall solicit or accept kickbacks, whether in the form of money, goods, services or otherwise, as a means of influencing or rewarding any decision or action taken by a business partner, government employee or other person whose position may affect the Company's business.

     No employee shall use Company property, services, equipment or business for personal gain or benefit.

     Employees may not: (1) act on behalf of, or own a substantial interest in, any company or firm that does business, or competes, with the Company; (2) conduct business on behalf of the Company with any company or firm in which the employee or a family member has a substantial interest or affiliation. Exceptions require advance written approval.

     Employees should not create the appearance that they are personally benefitting in any outside endeavor as a result of their employment by the Company, or that the Company is benefitting by reason of their outside interests. Any employee who is not sure whether a proposed action would present a conflict of interest or appear unethical should consult with Karl Brokmann.

8. GOVERNMENT RELATIONS.

     The Company is prohibited by law from making any contributions or expenditures in connection with any U.S. national election. This includes virtually any activity that furnishes something of value to an election campaign for a federal office. Use of the Company's name in supporting any political position or ballot measure, or in seeking the assistance of any elected representative, requires the specific approval of the General Partner of the Company. Political contributions or expenditures are not to be made out of Company funds in any foreign country, even if permitted by local law, without the consent of the Company's General Partner.

     U.S. law also prohibits giving, offering, or promising anything of value to any public official in the U.S. or any foreign country to influence any official act, or to cause an official to commit or omit any act in violation of his or her lawful duty. Company employees are expected to comply with these laws.

























































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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a ? 15(f) and 15d ? 15(f) for the Registrant and I have:

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

        c) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        d) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant?s most recent fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant's auditors:

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

                                          /s/ Ben Farahi
                                          --------------
                                              Ben Farahi
                                              Manager of the General Partner

                                              Date: 3/26/13
                                     -36-



                                                                    Exhibit 32

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Biggest Little Investments, L.P. (the "Partnership"), on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:  March 26, 2013          /s/ Ben Farahi
                               --------------
                                   Ben Farahi,
                                   Manager of the General Partner

















































