Form 10-Q
period 2013-03-31
BIGGEST LITTLE INVESTMENTS LP
filed 2013-05-03
CIK 804671

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2013


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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]



                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS

                                                MARCH 31,        DECEMBER 31,
                                                  2013               2012
                                               (UNAUDITED)
                                              -------------      ------------
ASSETS

 Current Assets
  Cash and cash equivalents................... $ 9,510,379       $10,069,125
  Short-term investments - CDs................     249,970           249,970
  Trade and other receivables, net............      10,503             8,301
  Available-for-sale securities...............   4,176,507         3,021,934
  Prepaid expense.............................      40,015               352
                                               -----------       -----------
    Total Current Assets......................  13,987,374        13,349,682
                                               -----------       -----------
 Long-Term Assets
  Property, plant and equipment, net..........  10,721,555        10,824,798
                                               -----------       -----------
    Total Long-Term Assets....................  10,721,555        10,824,798
                                               -----------       -----------
     Total Assets............................. $24,708,929       $24,174,480
                                               ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

     Accounts payable, prepaid rent, accrued
       expenses and unclaimed property........ $    45,085       $    37,749
     Related party accounts payable...........       3,904            85,601
     Tenant deposits..........................      22,599            23,699
                                               -----------       -----------
  Total Liabilities...........................      71,588           147,049
                                               -----------       -----------
  Commitments and Contingencies

    Partners' Equity
     Limited partners' equity (168,345 units
       issued and outstanding at 3/31/13;
       170,390 at 12/31/12)...................  23,295,284        23,283,532
     Prepaid redemption.......................      (2,398)         (196,025)
     Accumulated other comprehensive income...     700,485           301,714
     General partner's equity.................     643,970           638,210
                                               -----------       -----------
  Total Partners' Equity......................  24,637,341        24,027,431
                                               -----------       -----------
Total Liabilities and Partners' Equity........ $24,708,929       $24,174,480
                                               ===========       ===========

The accompanying Notes are an integral part of these Financial Statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
       STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)



                                                   FOR THE THREE MONTHS ENDED
                                                   --------------------------
                                                     MARCH 31,     MARCH 31,
                                                       2013          2012
                                                   ------------  ------------
Revenues
  Rental revenues................................. $     87,234  $     94,418
  Related party rental revenues...................      106,148       110,323
  Other revenues..................................        5,979        12,627
                                                   ------------  ------------
     Total revenues...............................      199,361       217,368
                                                   ------------  ------------
Costs and Expenses
  Operating expenses..............................      113,133       117,046
  General and administrative......................       39,205        51,928
  Depreciation....................................      103,243        96,764
  Management fees.................................       11,781        16,602
                                                   ------------  ------------
     Total costs and expenses.....................      267,362       282,340
                                                   ------------  ------------
     Loss from operations......................... $    (68,001) $    (64,972)
                                                   ------------  ------------

Other Income and Expenses
  Interest income.................................        5,269       127,228
  Gain on sale of securities......................      293,149        15,971
                                                   ------------  ------------
     Total other income...........................      298,418       143,199
                                                   ------------  ------------
     Net income...................................      230,417        78,227
                                                   ============  ============

Other Comprehensive Income
  Unrealized gain from securities.................      398,771        16,644
                                                   ------------  ------------
     Comprehensive income.........................      629,188        94,871
                                                   ============  ============


Net Income Attributable To:

  Limited partners................................ $    224,657  $     76,271

  General partner.................................        5,760         1,956
                                                   ------------  ------------
                                                   $    230,417  $     78,227
                                                   ============  ============
Net income per unit of limited partnership
  interest (168,345 and 170,390 weighted average
  units outstanding for the three months ended
  March 31, 2013 and March 31, 2012, respectively) $       1.33  $       0.45
                                                   ============  ============

The accompanying Notes are an integral part of these Financial Statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                  FOR THE THREE MONTHS ENDED
                                                 ----------------------------
                                                    March 31,      March 31,
                                                      2013           2012
                                                 -------------  -------------
Cash flows from operating activities:
  Net income.................................... $     230,417  $      78,227
   Adjustments to reconcile net income to
    net cash provided by operating activities:
    Gain from sale of securities................      (293,149)       (15,971)
    Depreciation ...............................       103,243         96,764
   Changes in assets and liabilities:
    Increase in receivables.....................        (2,202)       (13,175)
    (Increase) decrease in prepaid expense......       (39,663)           554
    (Decrease) increase in accounts payable,
     accrued expenses, and other liabilities....         6,236         75,704
    Decrease in related party payables..........       (81,697)            -
                                                 -------------  -------------
   Net cash (used in) provided by operating
     activities.................................       (76,815)       222,103
                                                 -------------  -------------

Cash flows from investing activities:
  Cash used for the purchase of securities......    (2,449,035)      (262,620)
  Cash received from the sale of securities.....     1,986,381        215,084
  Cash received from Grand Falls note receivable            -          45,000
                                                 -------------  -------------
     Net cash (used in) provided by investing
       activities...............................      (462,654)        (2,536)
                                                 -------------  -------------

Cash flows from financing activities:
  Cash used for payment of redemption of
   limited partnership units....................       (16,879)       (93,670)
  Cash used for prepayment of redemption of
   limited partnership units....................        (2,398)       (10,220)
                                                 -------------  -------------
     Net cash used in financing activities......       (19,277)      (103,890)
                                                 -------------  -------------

Net (decrease) increase in cash and cash
   equivalents..................................      (558,746)       115,677

Cash and cash equivalents, beginning of period..    10,069,125      5,646,046
                                                 -------------  -------------
Cash and cash equivalents, end of period........ $   9,510,379  $   5,761,723
                                                 =============  =============

Non-Cash
      Retired prepaid redemption................ $     196,025  $     246,280
      Unrealized gain/(loss) on securities...... $     398,771  $     427,133

The accompanying Notes are an integral part of these Financial Statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL INFORMATION

     Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures made are adequate to make the information not misleading. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Biggest Little Investments, L.P. (the "Partnership") Annual Report on Form 10-K for the year ended December 31, 2012. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2012, was derived from audited financial statements at such date.

     The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

     In accordance with the Accounting Standards Codification ("ASC") Section 360, the Partnership evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. As of March 31, 2013, the Partnership's only operating asset was the Sierra Marketplace Shopping Center located in Reno, Nevada (the "Sierra Property") and the Partnership determined that none of its long-lived assets were impaired as of such date.

Allowance for Doubtful Accounts

     The Partnership monitors its accounts receivable balances on a monthly basis to ensure they are collectible. On a quarterly basis, the Partnership uses its historical experience to determine its accounts receivable reserve. The Partnership's allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. The Partnership evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations. In these cases, management uses judgment, based upon the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. The Partnership also establishes a general reserve based upon a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, the Partnership's estimate of the recoverability of amounts due the Partnership could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known. As of March 31, 2013 and 2012, the Partnership did not have any reserve for bad debt.

Cash and Cash Equivalents

     For the purpose of the statements of cash flows, the Partnership considers all short-term investments which have original maturities of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2013 or March 31, 2012.

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

Investments

     Investments are classified as trading or available-for-sale.
Trading investments are recorded at fair value with unrealized gains and losses reflected in the statements of operations. Available-for-sale investments' unrealized gains and losses are included as a component of accumulated other comprehensive income in the accompanying statements of operations and comprehensive income. Interest on investments is recognized as income when earned. Realized gains and losses on investments are included in Other Income and Expenses in the accompanying statements of operations and comprehensive income. As of March 31, 2013, all of the Partnership's investments were classified as available-for-sale.

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

     Financial instruments including cash and cash equivalents, trade and notes receivable, securities, accounts payable and accrued expenses are carried in the financial statements at amounts that approximated fair value at March 31, 2013. See "Note 3. Fair Value Measurements."

Net Income Per Unit of Limited Partnership Interest

     Net income per unit of limited partnership interest (each individually, a "Unit" and, together, the "Units") is computed based upon the average number of Units outstanding (168,345 for the three months ended March 31, 2013, and 170,390 for the three months ended March 31, 2012) during the period then ended.

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership's limited partners to sell their Units back to the Partnership (the "Redemption Offer"). The Partnership may repurchase whole Units only, at a price reasonably determined by the general partner of the Partnership (the "General Partner") based on market considerations. Units repurchased by the Partnership under the Redemption Offer will be canceled, and will have the status of authorized but unissued Units. The Partnership's obligation to repurchase any Units under the Redemption Offer is conditioned upon it having sufficient funds available to complete the repurchase. The Partnership will use any operating funds as the General Partner, in its sole discretion, may reserve for the purpose of funding the Redemption Offer. On August 24, 2012, the Redemption Offer was extended until August 31, 2013, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Redemption Offer in its sole discretion. As of March 31, 2013, an aggregate of 12,358 Units had been repurchased by the Partnership at an approximate average price of $102.98 per Unit.

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

     Valuation of Financial Instruments measured on a recurring basis by hierarchy levels as of March 31, 2013:

                                     Fair Value Measurement
                                ---------------------------------
                                 Level 1     Level 2     Level 3      Total
                                ----------  ---------   ---------  ----------
Stock Securities                $4,866,200  $      -    $      -   $4,866,200
Short Option Securities           (689,693)        -           -     (689,693)
Short-Term Investments - CDs       249,970         -           -      249,970
                                ----------  ---------   ---------  ----------
Total                           $4,426,477  $      -    $      -   $4,426,477
                                ==========  =========   =========  ==========

     Valuation of Financial Instruments measured on a recurring basis by hierarchy levels as of December 31, 2012:

                                     Fair Value Measurement
                                ---------------------------------
                                 Level 1     Level 2     Level 3      Total
                                ----------  ---------   ---------  ----------
Stock Securities                $3,529,590  $      -    $      -   $3,529,590
Short Option Securities           (507,656)        -           -     (507,656)
Short-Term Investments - CDs       249,970         -           -      249,970
                                ----------  ---------   ---------  ----------
Total                           $3,271,904  $      -    $      -   $3,271,904
                                ==========  =========   =========  ==========

     The Partnership had an unrealized gain of $700,485 as of March 31, 2013, and had an unrealized gain of $16,644 as of March 31, 2012. During the three months ended March 31, 2013 and 2012, the Partnership disposed of securities resulting in realized gains of $293,149 and $15,971, respectively, using the first-in, first-out method.

NOTE 4. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     In September 2012, the Partnership began rebuilding the facade of the Sierra Property's building that was impacted by the Widening Project (as defined in "Note 5. Real Estate" below). During the quarter ended March 31, 2013, the Partnership paid approximately $50,078 to Pelican, LLC, an affiliate of the General Partner, for rebuilding the facade. The rebuilding project was completed during the fourth quarter of 2012, and the Partnership funded the cost of the rebuilding project with the compensation it had received from the Regional Transportation Commission (see "NOTE 5. REAL ESTATE").

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

     Ben Farahi, the manager of the General Partner, was, until May 26, 2006, Co-Chairman of the Board, Chief Financial Officer, Secretary, and Treasurer of Monarch Casino & Resort, Inc. ("Monarch"), the owner of the Adjacent Property. He owned approximately 12.0% of Monarch's outstanding common stock as of March 31, 2013.

     Accounting rules define transactions with related parties as transactions which are not arm's-length in nature and, therefore, may not represent fair market value.

Compensation of the General Partner

     The General Partner is the manager of the Sierra Property. The General Partner received $11,781 and $16,602 for the three months ended March 31, 2013 and 2012, respectively, for such management services; included in these amounts is three percent of the monthly interest earned on the Partnership's cash in savings and money market accounts, which the Partnership began paying to the General Partner in 2006. Also, pursuant to the Partnership's Second Amended and Restated Agreement of Limited Partnership (the "Amended LP Agreement"), the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, the General Partner was allocated net income of $5,760 for the three months ended March 31, 2013 and net income of $1,956 for the three months ended March 31, 2012.

     On April 9, 2013, the Partnership issued a cash distribution of $1.70 per unit on the outstanding limited partnership interests of the Partnership to limited partners of record at the close of business on March 28, 2013. The General Partner received $7,337 from this distribution in its capacity as the general partner.

     Also pursuant to the Amended LP Agreement, the General Partner shall receive mortgage placement fees for services rendered in connection with the Partnership's mortgage loans. These fees may not exceed such compensation customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographical location for comparable mortgage loans. The General Partner is entitled to certain fees for compensation of other services rendered as well. The General Partner did not earn any mortgage placement or other fees during the three months ended March 31, 2013 or 2012.

NOTE 5. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                   March 31, 2013      December 31, 2012
                                 ------------------    -----------------
Land............................ $       3,198,574     $      3,198,574
Less land taken by condemnation.          (117,483)            (117,483)
                                 ------------------    -----------------
                                         3,081,091            3,081,091
                                 ------------------    -----------------
Building and improvements.......        12,069,070           12,069,070
                                 ------------------    -----------------
                                        15,150,161           15,150,161
                                 ------------------    -----------------
Accumulated depreciation........        (4,428,606)          (4,325,363)
                                 ------------------    -----------------
                                 $      10,721,555     $     10,824,798
                                 ==================    =================

     On June 8, 2011, the Partnership reached final agreement (the "Agreement") with and sold to the Regional Transportation Commission (the "RTC") a portion of the Sierra Property for the purpose of widening a section of Moana Lane, a main thoroughfare in Reno, Nevada on which the Sierra Property is located (the "Widening Project"). The Widening Project was completed in November 2012 and Moana Lane was expanded from four to six lanes. Under the terms of the Agreement, the RTC paid the Partnership $2,731,787 ($2,743,730 less $11,943 for legal and administrative expenses incurred with the sale) for causing demolition of up to 15,800 square feet of the Sierra Property's buildings, the RTC's acquisition of 25,306 square feet of the Sierra Property's land and 10,026 square feet of utility easement. The RTC paid the Partnership an additional $346,700 for relocation and demolition costs related to the Sierra Property's buildings and improvements. As a result of the Agreement, the Partnership allocated approximately $117,483 of the RTC's payments to the Sierra Property's land book value and placed approximately $542,952 ($738,611 less accumulated depreciation of $195,659) into suspense for the portion of the Sierra Property's buildings that could be demolished. In September 2012, the Partnership began rebuilding the facade of the Sierra Property's building that was impacted by the Widening Project. The rebuilding project was completed during the fourth quarter of 2012, and the Partnership funded the cost of the rebuilding project with the compensation it had received from the RTC. Following the completion of the rebuilding project, the Partnership removed the $542,952 from suspense and recognized a gain on condemnation in 2012 for this amount.


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

NOTE 7. SUBSEQUENT EVENTS

     On April 9, 2013, the Partnership issued a cash distribution of $1.70 per unit on the outstanding limited partnership interests of the Partnership to limited partners of record at the close of business on March 28, 2013.


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

Recent Events

     On April 9, 2013, the Partnership issued a cash distribution of $1.70 per limited partnership unit (each, a "Unit") on the outstanding Units of the Partnership to limited partners of record at the close of business on March 28, 2013.

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership's limited partners to sell their Units back to the Partnership (the "Redemption Offer"). The Partnership may repurchase whole Units only, at a price reasonably determined by the General Partner based on market considerations. Units repurchased by the Partnership under the Redemption Offer will be canceled, and will have the status of authorized but unissued Units. The Partnership's obligation to repurchase any Units under the Redemption Offer is conditioned upon its having sufficient funds available to complete the repurchase. The Partnership will use any operating funds as the General Partner, in its sole discretion, may reserve for the purpose of funding the Redemption Offer. On August 24, 2012, the Redemption Offer was extended until August 31, 2013, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Redemption Offer in its sole discretion. As of March 31, 2013, an aggregate of 12,358 Units had been repurchased by the Partnership pursuant to the Redemption Offer at an approximate average price of $102.98 per Unit.

Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents decreased by $558,746 to $9,510,379 during the three months ended March 31, 2013 as compared to December 31, 2012. The decrease was due primarily to cash used for the purchase of securities partially offset by cash received from the sale of securities. The Partnership also used cash for operating activities and for the payment and prepayment of redemption of Units pursuant to the Redemption Offer. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership.

Real Estate Market

     The Partnership's sole fixed asset as of March 31, 2013, was the Sierra Property, which currently has a vacancy rate of approximately 79% based on leasable square footage. The ongoing softness in the overall economy has hurt the retail sector, thus making it difficult to locate new tenants for the Sierra Property. Also, in the past few years, the Sierra Property has lost all three of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms. One of the anchor tenant spaces was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the hotel casino property next to the Sierra Property (the "Adjacent Property"), and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property since September 30, 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by the space. The other two anchor tenant spaces are vacant.

     The Partnership continues to market the Sierra Property to potential tenants.

     There can be no assurances that the Partnership's efforts to increase the Sierra Property's occupancy will be successful.


Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2013 AND 2012.

     The Partnership earned net income of $230,417 for the three-month period ended March 31, 2013, versus net income of $78,227 for the same period in 2012. The increase was mainly due an increase in realized gain from the sale of securities, which was partially offset by a decrease in interest income due to the early repayment of the Grand Falls credit facility. The Partnership incurred a loss from operations of $68,001 during the three months ended March 31, 2013, as compared to a loss from operations of $64,972 during the comparable period in 2012. Revenues, not including interest income or gains from the sale of securities, decreased by $18,007 to $199,361 for the quarter ended March 31, 2013 as compared to the same period in 2012. The decrease in revenues is mainly due to fewer tenants at the Sierra Property during the 2013 first quarter as compared to the 2012 first quarter, as well as to lower other revenues.

     Costs and expenses decreased to $267,362 for the three-month period ended March 31, 2013, as compared to $282,340 for the same period in the prior year's first quarter mainly due to decreases in operating costs, general and administrative expenses and management fees. Operating expenses decreased by $3,913 mainly due to decreases in property taxes, insurance and utility costs to the Sierra Property that were partially offset by increased costs to maintain the Sierra Property as well as payroll expenses. General and administrative expenses decreased by $12,723 primarily due to decreases in legal and accounting fees. Management fees decreased as a result of the reduction in revenues and interest income. Depreciation expense increased by $6,479. The Partnership also incurred an unrealized gain of $398,771 from its holdings of various securities during the 2013 first quarter as compared to an unrealized gain of $16,644 during the 2012 first quarter.

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

Critical Accounting Policies

     The Partnership's significant critical accounting policies include the evaluation of the fair value of real estate. The Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term and long-term needs of the Partnership, except that the Partnership may need to obtain financing for any future renovation efforts or other capital projects. The Partnership did not incur any impairment charges during the three months ended March 31, 2013 or 2012. See "Notes to Financial Statements - Note 5. Real Estate."

     Investments are classified as trading or available-for-sale.
Trading investments are recorded at fair value with unrealized gains and losses reflected in the statements of operations. Available-for-sale investments' unrealized gains and losses are included as a component of accumulated other comprehensive income in the accompanying statements of operations and comprehensive income. Interest on investments is recognized as income when earned. Realized gains and losses on investments are included in the accompanying statements of operations and comprehensive income under the caption "gain on sale of securities."

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

     Based on an evaluation under the supervision and with the participation of the Partnership's management, its principal executive and financial officer has concluded that the Partnership's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2013, to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership's management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in the Partnership's internal control over financial reporting during the quarter ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


                          PART II - OTHER INFORMATION

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership's limited partners to sell their Units back to the Partnership (the "Redemption Offer"). The Partnership may repurchase whole Units only, at a price reasonably determined by the general partner of the Partnership (the "General Partner") based on market considerations. Units repurchased by the Partnership under the Redemption Offer will be canceled, and will have the status of authorized but unissued Units. The Partnership's obligation to repurchase any Units under the Redemption Offer is conditioned upon it having sufficient funds available to complete the repurchase. The Partnership will use any operating funds as the General Partner, in its sole discretion, may reserve for the purpose of funding the Redemption Offer. On August 24, 2012, the Redemption Offer was extended until August 31, 2013, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Redemption Offer in its sole discretion. As of March 31, 2013, an aggregate of 12,358 Units had been repurchased by the Partnership at an approximate average price of $102.98 per Unit.

     During the first quarter of 2013, the Partnership repurchased Units from some of its limited partners. All repurchased Units during this period were made pursuant to the Redemption Offer as follows:

                                                   Maximum Number of Units
              Total Number        Average              That May Yet Be
                Of Units         Price Paid          Purchased Under The
Period        Repurchased         Per Unit            Redemption Offer
-----------   ------------       -----------       ------------------------

1/1/13 to
1/31/13            41              $103.00                  (1)

2/1/13 to
2/28/13            22              $109.00                  (1)

3/1/13 to
3/31/13           112              $113.00                  (1)
              ------------       -----------       ------------------------
Total             175              $110.15                  (1)
              ============       ===========       ========================

 (1) The Partnership will continue to repurchase Units pursuant to the Redemption Offer as liquidity allows and to the extent that the Partnership's number of limited partners does not fall below 500.


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


                                     BIGGEST LITTLE INVESTMENTS L.P.

                                     BY: MAXUM LLC
                                         Its General Partner


                                     BY:     /S/ BEN FARAHI
                                             -------------------
                                                 Ben Farahi
                                                 Manager


                                     DATE:   05/03/2013

                         BIGGEST LITTLE INVESTMENTS, L.P.
                             FORM 10-Q MARCH 31, 2013


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

                                /s/ BEN FARAHI
                                --------------
                                    Ben Farahi
                                    Manager of the General Partner

                                    Date: 05/03/2013

                                                                  EXHIBIT 32.1

                      BIGGEST LITTLE INVESTMENTS, L.P.
                          FORM 10-Q MARCH 31, 2013

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Biggest Little Investments L.P. (the "Partnership") on Form 10-Q for the fiscal quarter ended March 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:  May 3, 2013


    /s/ BEN FARAHI
    --------------
        Ben Farahi
        Manager of the General Partner