Form 10-Q
period 2013-09-30
BIGGEST LITTLE INVESTMENTS LP
filed 2013-11-12
CIK 804671

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2013


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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]



                       PART I ? FINANCIAL INFORMATION

ITEM 1 ? FINANCIAL STATEMENTS

                        BIGGEST LITTLE INVESTMENTS L.P.
                                 BALANCE SHEETS

                                              SEPTEMBER 30,      DECEMBER 31,
                                                  2013               2012
                                               (UNAUDITED)
                                              -------------      ------------
ASSETS

 Current Assets
  Cash and cash equivalents................... $ 6,130,903       $10,069,125
  Restricted cash.............................      67,659                -
  Short-term investments ? CDs................     251,096           249,970
  Trade and other receivables, net............      10,834             8,301
  Available-for-sale securities...............   5,902,325         3,021,934
  Prepaid expense.............................       2,324               352
                                               -----------       -----------
    Total Current Assets......................  12,365,141        13,349,682
                                               -----------       -----------
 Long-Term Assets
  Property, plant and equipment, net..........  11,123,277        10,824,798
                                               -----------       -----------
    Total Long-Term Assets....................  11,123,277        10,824,798
                                               -----------       -----------
     Total Assets............................. $23,488,418       $24,174,480
                                               ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

  Liabilities

     Accounts payable, prepaid rent, accrued
       expenses and unclaimed property........ $   113,731       $    37,749
     Related party accounts payable...........     152,159            85,601
     Tenant deposits..........................      30,011            23,699
                                               -----------       -----------
  Total Liabilities...........................     295,901           147,049
                                               -----------       -----------
  Commitments and Contingencies

    Partners' Equity
     Limited partners' equity (1,542.23 units
       issued and outstanding at 9/30/13;
       1,703.90 at 12/31/12)..................  21,682,200        23,283,532
     Prepaid redemption.......................     (41,496)         (196,025)
     Accumulated other comprehensive income...     905,752           301,714
     General partner?s equity.................     646,061           638,210
                                               -----------       -----------
  Total Partners' Equity......................  23,192,517        24,027,431
                                               -----------       -----------
Total Liabilities and Partners' Equity........ $23,488,418       $24,174,480
                                               ===========       ===========

The accompanying Notes are an integral part of these Financial Statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
       STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)



                                          FOR THE THREE MONTHS ENDED   FOR THE NINE
MONTHS ENDED
                                          --------------------------- -------------------
--------
                                          SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
SEPTEMBER 30,
                                              2013          2012          2013
2012
                                          ------------- ------------- ------------- -----
--------
Revenues

  Rental revenues........................ $    121,399  $     95,311  $    308,817  $
281,100
  Related party rental revenues..........      121,779       129,109       334,074
349,776
  Fee revenues...........................           -         58,290            -
58,290
  Other revenues.........................       13,762        13,047        37,842
39,060
                                          ------------- ------------- ------------- -----
--------
     Total Revenues......................      256,940       295,758       680,733
728,226
                                          ------------- ------------- ------------- -----
--------
Costs and Expenses

  Operating expenses.....................      128,334       108,309       394,914
343,325
  General and administrative.............       95,451        38,238       258,424
124,981
  Depreciation...........................      106,466        96,764       312,952
290,292
  Management fees........................       28,109        17,520       186,388
50,089
                                          ------------- ------------- ------------- -----
--------
     Total Costs and Expenses............      358,360       260,831     1,152,678
808,687
                                          ------------- ------------- ------------- -----
--------
  (Loss) Income From Operations..........     (101,420)       34,927      (471,945)
(80,461)
                                          ------------- ------------- ------------- -----
--------
Other Income and Expenses
  Gain from sale of securities...........      582,856       117,123     1,067,128
137,556
  Interest income........................        3,032        62,762        12,367
317,122
                                          ------------- ------------- ------------- -----
--------
    Total Other Income...................      585,888       179,885     1,079,495
454,678
                                          ------------- ------------- ------------- -----
--------

  Net Income............................. $    484,468  $    214,812  $    607,550  $
374,217
                                          ============= ============= =============
=============

Other Comprehensive Income
   Unrealized gain (loss) from
    securities........................... $    (12,925) $    181,391  $    604,038  $
300,081
                                          ------------- ------------- ------------- -----
--------
    Comprehensive Income ................ $    471,543  $    396,203  $  1,211,588  $
674,298
                                          ============= ============= =============
=============


Net income attributable to:

  Limited partners....................... $    472,356  $    209,442  $    592,361  $
364,862

  General partner........................       12,112         5,370        15,189
9,355
                                          ------------- ------------- ------------- -----
--------
                                          $    484,468  $    214,812  $    607,550  $
374,217
                                          ============= ============= =============
=============

Net income per unit of limited
 partnership interest (1,576.96 and
 1,703.90 weighted average units
 outstanding for the three months ended
 September 30, 2013 and 2012, respectively;
 1,635.86 and 1,703.90 for the nine months
 ended September 30, 2013 and 2012,
 respectively)........................... $     299.54  $     122.92  $     362.11  $
214.13
                                          ============= ============= =============
=============

The accompanying Notes are an integral part of these Financial Statements.

                     BIGGEST LITTLE INVESTMENTS L.P.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  FOR THE NINE MONTHS ENDED
                                                 ----------------------------
                                                 September 30,  September 30,
                                                      2013          2012
                                                 -------------  -------------
Cash flows from operating activities:
  Net income.................................... $     607,550  $     374,217
   Adjustments to reconcile net income to
    net cash (used in) provided by operating
    activities:
    Gain from sale of securities................    (1,067,128)      (137,556)
    Depreciation ...............................       312,952        290,292
   Changes in assets and liabilities:
    (Increase) decrease in receivables..........        (2,533)         6,897
    (Increase) decrease in prepaid expense......        (1,972)         1,977
    Increase (decrease) in accounts payable,
     accrued expenses, and other liabilities....        82,294        (73,057)
    Increase in short-term investments ? CDs....        (1,126)        (1,869)
    Increase in related party payables..........        66,558             -
                                                 -------------  -------------
   Net cash (used in) provided by operating
    Activities..................................        (3,405)       460,901
                                                 -------------  -------------

Cash flows from investing activities:
  Cash used for the purchase of securities......    (3,411,040)      (360,830)
  Cash received from the sale of securities.....     2,201,815        376,970
  Cash received from Grand Falls note receivable            -       4,455,000
  Cash restricted for Popeye?s construction.....       (67,659)            -
  Cash used for Popeye?s construction...........      (611,432)            -
                                                 -------------  -------------
     Net cash (used in) provided by investing
       Activities...............................    (1,888,316)     4,471,140
                                                 -------------  -------------

Cash flows from financing activities:
  Cash used for payment of redemption of
   limited partnership units....................    (1,711,519)       (93,670)
  Cash used for prepayment of redemption of
   limited partnership units....................       (41,496)      (148,233)
  Cash used for distribution....................      (293,486)      (349,258)
                                                 -------------  -------------
     Net cash used in financing activities......    (2,046,501)      (591,161)
                                                 -------------  -------------

Net (decrease) increase in cash and cash
  equivalents...................................    (3,938,222)     4,340,880

Cash and cash equivalents, beginning of period..    10,069,125      5,646,046
                                                 -------------  -------------
Cash and cash equivalents, end of period........ $   6,130,903  $   9,986,926
                                                 =============  =============

Non-Cash
      Retired prepaid redemption................ $     196,025  $     246,280
      Unrealized gain/loss on securities........ $     604,038  $     300,081

The accompanying Notes are an integral part of these Financial Statements.

                       BIGGEST LITTLE INVESTMENTS L.P.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL INFORMATION

     Pursuant to the rules and regulations of the Securities and Exchange Commission (the ?SEC?), certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures made are adequate to make the information not misleading. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Biggest Little Investments, L.P. (the "Partnership") Annual Report on Form 10-K for the year ended December 31, 2012. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2012, was derived from audited financial statements at such date.

     The results of operations for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year or for any other period.

     On September 6, 2013, the Partnership filed a Form 15 with the SEC following a 1-for-100 reverse split (the ?Reverse Split?) of the Partnership?s units of limited partnership interest (the ?Units?) whereby limited partners owning fewer than 100 Units were cashed out at a rate of $120.00 per pre-split Unit. The Reverse Split and subsequent cash-out brought the number of limited partners of the Partnership to below 300, which allowed the Partnership to file the Form 15 and, thus, terminate the registration of its Units with the SEC. As a result of this filing, the Partnership will no longer be subject to reporting obligations under the Securities Exchange Act of 1934, as amended, following the filing of this Quarterly Report on Form 10-Q for the period ended September 30, 2013.

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

     In accordance with the Accounting Standards Codification (?ASC?) Section 360, the Partnership evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. As of September 30, 2013, the Partnership?s only operating asset was the Sierra Marketplace Shopping Center located in Reno, Nevada (the "Sierra Property") and the Partnership determined that none of its long-lived assets were impaired as of such date.

Allowance for Doubtful Accounts

     The Partnership monitors its accounts receivable balances on a monthly basis to ensure they are collectible. On a quarterly basis, the Partnership uses its historical experience to determine its accounts receivable reserve. The Partnership?s allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. The Partnership evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations. In these cases, management uses judgment, based upon the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. The Partnership also establishes a general reserve based upon a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, the Partnership?s estimate of the recoverability of amounts due the Partnership could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known. As of September 30, 2013 and 2012, the Partnership did not have any reserve for bad debt.

Cash and Cash Equivalents

     For the purpose of the statements of cash flows, the Partnership considers all short-term investments which have original maturities of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2013 or December 31, 2012.

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

Investments

     Investments are classified as trading or available-for-sale.
Trading investments are recorded at fair value with unrealized gains and losses reflected in the statements of operations. Available-for-sale investments? unrealized gains and losses are included as a component of accumulated other comprehensive income in the accompanying statements of operations and comprehensive income. Interest on investments is recognized as income when earned. Realized gains and losses on investments are included in Other Income and Expenses in the accompanying statements of operations and comprehensive income. As of September 30, 2013 and December 31, 2012, all of the Partnership?s investments were classified as available-for-sale.

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

     Financial instruments including cash and cash equivalents, trade and notes receivable, securities, accounts payable and accrued expenses are carried in the financial statements at amounts that approximated fair value at September 30, 2013 and December 31, 2012. See ?Note 3. Fair Value
Measurements.?

Net Income Per Unit of Limited Partnership Interest

     Net income per Unit is computed based upon the weighted average number of Units outstanding (1,635.86 for the nine months ended September 30, 2013, and 1,703.90 for the nine months ended September 30, 2012) during the period then ended.

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership?s limited partners to sell their Units back to the Partnership (the ?Redemption Offer?). On June 6, 2013, the Redemption Offer was suspended pending final response from the SEC to a preliminary filing by the Partnership on Schedule 14C and Schedule 13E-3 whereby the Partnership was seeking to effect the Reverse Split and subsequent cash-out. On August 8, 2013, the SEC approved the Schedule 14C and Schedule 13e-3 and the Partnership filed a definitive information statement that was distributed to all holders of Units, detailing the final terms of the Reverse Split (see ?Recent Events? under ?ITEM 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS?). The General Partner terminated the Redemption Offer on August 9, 2013. An aggregate of 12,704 Units were repurchased by the Partnership pursuant to the Redemption Offer at an approximate average price of $103.26 per Unit. The Reverse Split took effect on or around September 1, 2013, and the Partnership cashed out 14,122 pre-split Units.

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

     Valuation of Financial Instruments measured on a recurring basis by hierarchy levels as of September 30, 2013:

                                     Fair Value Measurement
                                ---------------------------------
                                 Level 1     Level 2     Level 3      Total
                                ----------  ---------   ---------  ----------
Stock Securities                $6,785,100  $      -    $      -   $6,785,100
Short Option Securities           (882,775)        -           -     (882,775)
Short-Term Investments ? CDs       251,096         -           -      251,096
                                ----------  ---------   ---------  ----------
Total                           $6,153,421  $      -    $      -   $6,153,421
                                ==========  =========   =========  ==========

     Valuation of Financial Instruments measured on a recurring basis by hierarchy levels as of December 31, 2012:

                                     Fair Value Measurement
                                ---------------------------------
                                 Level 1     Level 2     Level 3      Total
                                ----------  ---------   ---------  ----------
Stock Securities                $3,529,590  $      -    $      -   $3,529,590
Short Option Securities           (507,656)        -           -     (507,656)
Short-Term Investments ? CDs       249,970         -           -      249,970
                                ----------  ---------   ---------  ----------
Total                           $3,271,904  $      -    $      -   $3,271,904
                                ==========  =========   =========  ==========

     The Partnership had an unrealized gain from securities of $905,752 as of September 30, 2013, and had an unrealized gain from securities of $301,714 as of December 31, 2012. During the nine months ended September 30, 2013 and 2012, the Partnership disposed of securities resulting in realized gains of $1,067,128 and $137,556, respectively, using the first-in, first-out method.

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

     Ben Farahi, the manager of the General Partner, was, until May 26, 2006, Co-Chairman of the Board, Chief Financial Officer, Secretary, and Treasurer of Monarch Casino & Resort, Inc. (?Monarch?), the owner of the Adjacent Property. He owned approximately 11.3% of Monarch?s outstanding common stock as of September 30, 2013.

     Accounting rules define transactions with related parties as transactions which are not arm?s-length in nature and, therefore, may not represent fair market value.

Compensation of the General Partner

     The General Partner is the manager of the Sierra Property. The General Partner received $186,388 and $50,089 for the nine months ended September 30, 2013 and 2012, respectively, for such management services; included in these amounts is three percent of the monthly interest earned on the Partnership?s cash in savings and money market accounts, which the Partnership began paying to the General Partner in 2006. Also included in the 2013 amount, is one percent of the average quarterly asset balance of the Partnership?s securities portfolio as compensation for the General Partner?s services in connection with managing the Partnership?s investments in securities. Also, pursuant to the Partnership's Second Amended and Restated Agreement of Limited Partnership (the ?Amended LP Agreement?), the General Partner is entitled to receive 2.5% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's cash flow from operations, disposition proceeds and net sale or refinancing proceeds. Accordingly, the General Partner was allocated net income of $15,189 for the nine months ended September 30, 2013 and net income of $9,355 for the nine months ended September 30, 2012.

     On April 9, 2013, the Partnership issued a cash distribution of $1.70 per Unit on the outstanding limited partnership Units of the Partnership to limited partners of record at the close of business on March 28, 2013. The General Partner received $7,337 from this distribution in its capacity as the general partner.

     On May 28, 2013, the Partnership entered into a 20-year lease with a franchisee of Popeye?s Louisiana Kitchen, a national fast food chain (?Popeye?s?). The Partnership contributed approximately $611,000 to the construction cost of a new building that is being occupied by Popeye?s, including fees, utility improvements and grading. Pursuant to the Amended LP Agreement, the General Partner earned a development fee in the amount of $110,360 for its services in connection with securing the Popeye?s lease and the development of assets related to the Popeye?s lease. This development fee is included in the $186,388 management fee described above.

     Also pursuant to the Amended LP Agreement, the General Partner may receive mortgage placement fees for services rendered in connection with the Partnership?s mortgage loans. These fees may not exceed such compensation customarily charged in arm?s-length transactions by others rendering similar services as an ongoing public activity in the same geographical location for comparable mortgage loans. The General Partner is entitled to certain fees for compensation of other services rendered as well. The General Partner did not earn any mortgage placement or other fees during the nine months ended September 30, 2013 or 2012.

NOTE 5. REAL ESTATE

     The Partnership's real estate is summarized as follows:

                                 September 30, 2013    December 31, 2012
                                 ------------------    -----------------
Land............................ $       3,198,574     $      3,198,574
Less land taken by condemnation.          (117,483)            (117,483)
                                 ------------------    -----------------
                                         3,081,091            3,081,091
                                 ------------------    -----------------
Building and improvements.......        12,680,501           12,069,070
                                 ------------------    -----------------
                                        15,761,592           15,150,161
                                 ------------------    -----------------
Accumulated depreciation........        (4,638,315)          (4,325,363)
                                 ------------------    -----------------
                                 $      11,123,277     $     10,824,798
                                 ==================    =================

     On May 28, 2013, the Partnership entered into a 20-year lease with a franchisee of Popeye?s Louisiana Kitchen, a national fast food chain (?Popeye?s?). The Partnership contributed approximately $611,000 to the construction cost of a new building that is being occupied by Popeye?s, including fees, utility improvements and grading that were put into service on August 9, 2013.


NOTE 6. NOTES RECEIVABLE

     On December 17, 2010, the Partnership participated in first and second senior credit facilities with a group led by a major bank in the aggregate amount of $75 million (the ?Credit Facility?) to a new casino in Grand Falls, Iowa (the ?Borrower?). The Partnership?s commitment to the Credit Facility was $3 million under the first lien senior credit facility consisting of a $40 million term loan and a $10 million revolving loan (the ?First Facility?), and $1.5 million under the second lien senior credit facility consisting of a $25 million term loan (the ?Second Facility?). The Credit Facility was permitted to be utilized by the Borrower for a portion of the development and construction costs of the casino (the ?Project?), to pay for fees and expenses in connection with the Project and for initial working capital needs after completion of the Project.

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

     None.

ITEM 2 ? MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The matters discussed in this Form 10-Q contain certain forward-looking statements and involve risks and uncertainties. Biggest Little Investments, L.P. (the "Partnership") could be affected by declining economic conditions as a result of various factors that affect the real estate business including the financial condition of tenants, competition, the ability to lease vacant space within the Sierra Marketplace Shopping Center (the ?Sierra Property?) or renew existing leases, increased operating costs (including insurance costs), and the costs associated with, and results of, any Partnership plans to renovate and reposition the Sierra Property, as detailed in the filings with the Securities and Exchange Commission (the ?SEC?) made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, is based on management's current expectations and does not take into account the effects of any changes to the Partnership's operations resulting from risks and uncertainties. Accordingly, actual results could differ materially from those projected in the forward-looking statements.

     Maxum LLC is the Partnership?s general partner (the ?General Partner?).

     This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Recent Events

     On June 6, 2013, the Partnership filed a preliminary information statement with the SEC seeking to effect a reverse split of the Partnership?s outstanding limited partnership units (the ?Units?) on the basis of one new Unit for each 100 issued and outstanding Units, such that limited partners owning fewer than 100 Units would have their Units cancelled and converted into the right to receive a cash consideration of $120.00 per pre-split Unit (the ?Reverse Split?). The Reverse Split was approved by written consent in lieu of a meeting of limited partners by two limited partners holding 57.1% of the issued and outstanding Units. Following the effectiveness of the Reverse Split, the Partnership intended to terminate its reporting obligations under the Securities Exchange Act of 1934, as amended (the ?Exchange Act?). The purpose of the Reverse Split was to reduce the number of record holders of the Partnership?s Units in order for it to become a privately held entity, which would be owned primarily by its affiliates and would no longer be subject to the reporting requirements of the federal securities laws. On August 8, 2013, the SEC approved the Partnership?s filings made with respect to the Reverse Split and the Partnership filed a definitive information statement with the SEC. On August 12, 2013, the Partnership mailed information packages setting forth the details of the Reverse Split to all of its limited partners. The Reverse Split took effect on or about September 1, 2013. The General Partner retained the services of a financial advisory firm, Houlihan Capital, LLC (?Houlihan?), to render an opinion as to the fairness from a financial point of view of the consideration to be paid to the existing affiliated and unaffiliated limited partners (including those limited partners who would be cashed out in conjunction with the Reverse Split and those who would remain limited partners after the effects of the Reverse Split). The Partnership terminated the registration of its Units with the SEC by filing a Form 15 with the SEC on September 6, 2013. As a result of the termination of the registration of its Units with the SEC, the Partnership will no longer file periodic reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, following the filing of this Quarterly Report on Form 10-Q for the period ended September 30, 2013. The definitive information statement on Schedule 14C and statement on Schedule 13E-3 filed on August 8, 2013 and August 9, 2013, respectively, as well as the Form 15 filed on September 6, 2013, are incorporated herein by reference.

     On May 28, 2013, the Partnership entered into a 20-year lease with a franchisee of Popeye?s Louisiana Kitchen, a national fast food chain (?Popeye?s?). The Partnership contributed approximately $611,000 to the construction cost of a new building that is part of the Sierra Property and that was placed into service on August 9, 2013 for occupation by Popeye?s. The Partnership will earn total rent of $585,200 during the first five years of the lease with adjustments based on the Consumer Price Index every five years. The tenant has two five-year options to extend the lease after the initial 20 years.

     On April 9, 2013, the Partnership issued a cash distribution of $1.70 per Unit on the outstanding Units of the Partnership to limited partners of record at the close of business on March 28, 2013.

     On August 31, 2009, the Partnership initiated an offer enabling the Partnership?s limited partners to sell their Units back to the Partnership (the ?Redemption Offer?). The Partnership was permitted to repurchase whole Units only, at a price reasonably determined by the General Partner based on market considerations. Units repurchased by the Partnership under the Redemption Offer were to be canceled, and to have the status of authorized but unissued Units. The Partnership's obligation to repurchase any Units under the Redemption Offer was conditioned upon its having sufficient funds available to complete the repurchase. The Partnership was entitled to use any operating funds as the General Partner, in its sole discretion, reserved for the purpose of funding the Redemption Offer. On August 24, 2012, the Redemption Offer was extended until August 31, 2013, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Redemption Offer in its sole discretion. On August 9, 2013, the Partnership terminated the Repurchase Program following the announcement of the Reverse Split. An aggregate of 12,704 Units were repurchased by the Partnership pursuant to the Redemption Offer at an approximate average price of $103.26 per Unit.

Liquidity and Capital Resources

     The Partnership's level of liquidity based on cash and cash equivalents decreased by $3,938,222 to $6,130,903 during the nine months ended September 30, 2013 as compared to December 31, 2012. The decrease was due to cash used for the purchase of securities partially offset by cash received from the sale of securities, cash used to cash out limited partners pursuant to the Reverse Split, and the construction of the new Popeye?s building. The Partnership also used cash to pay for a $1.70 per-Unit distribution, for operating activities and for the payment and prepayment of redemption of Units pursuant to the Redemption Offer. Cash and cash equivalents are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership.

Real Estate Market

     The Partnership's sole fixed asset as of September 30, 2013, was the Sierra Property, which currently has a vacancy rate of approximately 77% based on leasable square footage. The overall softness in the economy in the past few years has hurt the retail sector, thus making it difficult to locate new tenants for the Sierra Property. Also, in the past few years, the Sierra Property has lost all three of its original anchor tenants and has not been able to locate new anchor tenants with similar lease terms. One of the anchor tenant spaces was demolished for the purpose of creating in its place a new driveway (and traffic signal) directly between the Sierra Property and the hotel casino property next to the Sierra Property (the ?Adjacent Property?), and the portion of the Sierra Property that was demolished has been leased to the owner of the Adjacent Property since September 30, 2004, enabling the Partnership to make up much of the lost rental revenue previously generated by the space. The other two anchor tenant spaces are vacant.

     The Partnership continues to market the Sierra Property to potential tenants. There can be no assurances that the Partnership's efforts to increase the Sierra Property's occupancy will be successful.

Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012.

     The Partnership incurred a loss from operations of $101,420 during the three months ended September 30, 2013, as compared to income from operations of $34,927 during the comparable period in 2012 due to a combination of a decrease in revenues and increases in costs and expense.

     Revenues, not including interest income or gains from the sale of securities, decreased by $38,818 to $256,940 for the quarter ended September 30, 2013 as compared to the same period in 2012. The decrease in revenues is due to call protection fees earned from the early repayment of the Grand Falls credit facility during the third quarter of 2012 that the Partnership did not earn during the 2013 third quarter. Rental revenues increased by $18,758 from more tenants at the Sierra Property during the 2013 third quarter as compared to the 2012 third quarter. Net income for the three-month period ended September 30, 2013 increased to $484,468 from $214,812 for the same period in 2012. This increase was mainly due a gain from the sale of securities of $582,856. The Partnership also incurred an unrealized loss of $12,925 from its holdings of various securities during the 2013 third quarter as compared to an unrealized gain of $181,391 during the 2012 third quarter. These unrealized gains and losses reflect changes in the market value of the Partnership?s securities portfolio during the three-month periods ended September 30, 2013 and 2012.

     Costs and expenses increased to $358,360 for the three-month period ended September 30, 2013, as compared to $260,831 for the same period in the prior year?s third quarter. Operating expenses increased by $20,025 mainly due to overall increased costs to maintain the Sierra Property, as well as higher payroll and taxes and insurance costs. General and administrative expenses increased by $57,213 primarily due to increases in legal and accounting fees in part as a result of the filings made with the SEC in connection with the Reverse Split, and other miscellaneous expenses. Management fees increased by $10,589 primarily as a result of a fee of one percent of the average quarterly asset balance of the Partnership?s securities portfolio, which the Partnership began paying to the General Partner in 2012 for its services in connection with managing the Partnership?s investments in securities. Depreciation expense increased by $9,702 as a result of new assets being put into use during the 2013 third quarter.

COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012.

     The Partnership incurred a loss from operations of $471,945 during the nine months ended September 30, 2013, as compared to a loss from operations of $80,461 during the comparable period in 2012 due to a combination of a decrease in revenues and increases in costs and expense.

     Revenues, not including interest income or gains from the sale of securities, decreased by $47,493 to $680,733 for the period ended September 30, 2013, as compared to the same period in 2012. The decrease in revenues is mainly due to the call protection fees earned from the early repayment of the Grand Falls credit facility during the 2012 period that the Partnership did not earn during the comparable period in 2013. Rental revenues increased by $12,015 from more tenants at the Sierra Property during the nine months ended September 30, 2013 as compared to the comparable period in 2012. Net income for the nine-month period ended September 30, 2013 increased to $607,550 from $374,217 for the same period in 2012. This increase was due mainly to a gain from the sale of securities of $1,067,128. The Partnership also incurred an unrealized gain of $604,038 from its holdings of various securities during the first nine months of 2013 as compared to an unrealized gain of $300,081 during the 2012 nine-month period. These unrealized gains reflect changes in the market value of the Partnership?s securities portfolio during the nine-month periods ended September 30, 2013 and 2012.

     Costs and expenses increased to $1,152,678 for the nine-month period ended September 30, 2013, as compared to $808,687 for the same period in the prior year. Operating expenses increased by $51,589 mainly due to increases in payroll and commission costs that were partially offset by decreases in taxes and insurance costs. General and administrative expenses increased by $133,443 primarily as a result of higher legal and accounting fees in part as a result of the filings made with the SEC in connection with the Reverse Split, as well as other miscellaneous expenses. Management fees increased by $136,299 primarily as a result of a one-time development fee paid by the Partnership to the General Partner during the first nine months of 2013 for its services in connection with securing the Popeye?s lease and the development of assets related to the Popeye?s lease. The Partnership?s depreciation expense increased by $22,660 as a result of new assets being put into use during the first nine months of 2013.

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

Critical Accounting Policies

     The Partnership's significant critical accounting policies include the evaluation of the fair value of real estate. The Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term and long-term needs of the Partnership, except that the Partnership may need to obtain financing for any future renovation efforts or other capital projects. The Partnership did not incur any impairment charges during the nine months ended September 30, 2013 or 2012. See ?Notes to Financial Statements ? Note 5. Real Estate.?

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


ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the Partnership in its periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC?s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Partnership in its periodic reports that are filed under the Exchange Act is accumulated and communicated to the Partnership?s management, including its principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     Based on an evaluation under the supervision and with the participation of the Partnership?s management, its principal executive and financial officer has concluded that the Partnership?s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2013, to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Partnership?s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in the Partnership?s internal control over financial reporting during the quarter ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, the Partnership?s internal control over financial reporting.


                          PART II ? OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On June 6, 2013, the Partnership filed a preliminary information statement with the SEC seeking to effect the Reverse Split on the basis of one new Unit for each 100 issued and outstanding Units, such that limited partners owning fewer than 100 Units would have their Units cancelled and converted into the right to receive a cash consideration of $120.00 per pre-split Unit. The Reverse Split was approved by written consent in lieu of a meeting of limited partners by two limited partners holding 57.1% of the issued and outstanding Units. Following the effectiveness of the Reverse Split, the Partnership intended to terminate its reporting obligations under the Exchange Act. The purpose of the Reverse Split was to reduce the number of record holders of the Partnership?s Units in order for it to become a privately held entity, which would be owned primarily by its affiliates and would no longer be subject to the reporting requirements of the federal securities laws. On August 8, 2013, the SEC approved the Partnership?s filings made with respect to the Reverse Split and the Partnership filed a definitive information statement with the SEC. On August 12, 2013, the Partnership mailed information packages setting forth the details of the Reverse Split to all of its limited partners. The Reverse Split took effect on or about September 1, 2013. The General Partner retained the services of Houlihan, a financial advisory firm, to render an opinion as to the fairness from a financial point of view of the consideration to be paid to the existing affiliated and unaffiliated limited partners (including those limited partners who would be cashed out in conjunction with the Reverse Split and those who would remain limited partners after the effects of the Reverse Split). The Partnership terminated the registration of its Units with the SEC by filing a Form 15 with the SEC on September 6, 2013. As a result of the termination of the registration of its Units with the SEC, the Partnership will no longer file periodic reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, following the filing of this Quarterly Report on Form 10-Q for the period ended September 30, 2013. The definitive information statement on Schedule 14C and Schedule 13E-3 filed on August 8, 2013 and August 9, 2013, respectively, as well as the Form 15 filed on September 6, 2013, are incorporated herein by reference.

     On August 31, 2009, the Partnership initiated the Redemption Offer enabling the Partnership?s limited partners to sell their Units back to the Partnership. The Partnership was entitled to repurchase whole Units only, at a price reasonably determined by the General Partner based on market considerations. Units repurchased by the Partnership under the Redemption Offer were to be canceled, and to have the status of authorized but unissued Units. The Partnership's obligation to repurchase any Units under the Redemption Offer was conditioned upon it having sufficient funds available to complete the repurchase. The Partnership was permitted to use any operating funds as the General Partner, in its sole discretion, reserved for the purpose of funding the Redemption Offer. On August 24, 2012, the Redemption Offer was extended until August 31, 2013, subject to the right of the General Partner to suspend, terminate, modify or extend the term of the Redemption Offer in its sole discretion. On August 9, 2013, the Redemption Offer was terminated following the announcement of the Reverse Split. An aggregate of 12,704 Units were repurchased by the Partnership at an approximate average price of $103.26 per Unit pursuant to the Redemption Offer.

     The Partnership did not repurchase any Units from its limited partners during the third quarter of 2013.


ITEM 5. OTHER INFORMATION

     The Partnership is managed by its General Partner and does not have a Board of Directors with respect to which its limited partners may recommend nominees.


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


                                     BIGGEST LITTLE INVESTMENTS L.P.

                                     BY: MAXUM LLC
                                         Its General Partner


                                     BY:     /S/ BEN FARAHI
                                             -------------------
                                                 Ben Farahi
                                                 Manager


                                     DATE:   11/12/2013

                         BIGGEST LITTLE INVESTMENTS, L.P.
                           FORM 10-Q SEPTEMBER 30, 2013


Exhibit Index


Exhibit                                                               Page No.
-------                                                               --------

4.1 Schedule 13E-3/A (incorporated by reference to the Schedule 13E-3/A filed with the Securities and Exchange Commission on September 10, 2013).

4.2 Information Statement on Schedule 14C (incorporated by reference to the Schedule 14C filed with the Securities and Exchange Commission on August 8, 2013).

4.3 Certification and Notice of Termination of Registration Under Section 12(g) of the Securities Exchange Act Of 1934 or Suspension of Duty to File Reports Under Sections 13 And 15(d) of the Securities Exchange Act of 1934 on Form 15 (incorporated by reference to the Form 15 filed with the Securities and Exchange Commission on September 6, 2013).

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

                                /s/ BEN FARAHI
                                --------------
                                    Ben Farahi
                                    Manager of the General Partner

                                    Date: 11/12/2013

                                                                  EXHIBIT 32.1

                      BIGGEST LITTLE INVESTMENTS, L.P.
                        FORM 10-Q SEPTEMBER 30, 2013

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Biggest Little Investments L.P. (the "Partnership") on Form 10-Q for the fiscal quarter ended September 30, 2013, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:  November 12, 2013


    /s/ BEN FARAHI
    --------------
        Ben Farahi
        Manager of the General Partner